Form 10QSB
period 1997-05-31
EXPROFUELS INC
filed 1997-07-15
CIK 1034651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended                              Commission File No. 0-22185
    MAY 31, 1997


                                EXPROFUELS, INC.
             (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                        74-2727901

(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


   500 NORTH LOOP 1604 E., SUITE 250                          78232
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:   (210) 490-9400



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X        No
                           -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 10, 1997.


Common Stock $0.01 par value                               4,000,000
      (Class of Stock)                                 (Number of Shares)

                          Total number of pages is 12

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                                MAY 31, 1997  AUGUST 31, 1996
------                                                ------------  ---------------
CURRENT ASSETS
    Cash and equivalents                              $    13,575     $    20,871
    Accounts receivable, net                              126,086         154,701
    Inventories                                           335,367         143,967
    Prepaid expenses and other                             15,101          19,346
                                                      -----------     -----------
           Total Current Assets                           490,129         338,885


PROPERTY  AND EQUIPMENT
    Transportation and other equipment                    150,878         146,473
    Equipment under capital leases                         93,326          93,326
    Fuel Stations                                         273,318         238,484
    Less accumulated depreciation and amortization       (266,388)       (203,388)
                                                      -----------     -----------
           Net property and equipment                     251,134         274,895

OTHER ASSETS
    Investment in and advances to CNG International       599,224         592,426
    Other assets                                           44,423          43,321
                                                      -----------     -----------
                                                          643,647         635,747
                                                      -----------     -----------

                  TOTAL ASSETS                        $ 1,384,910     $ 1,249,527
                                                      ===========     ===========


See notes to financial statements.

                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY                             MAY 31, 1997  AUGUST 31, 1996
------------------------------------                             ------------  ---------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $   303,855    $   256,184
    Current portion of long-term debt                                  10,832         13,744
    Current portion of capital lease obligations                       26,510         19,926
                                                                  -----------    -----------
           Total Current Liabilities                                  341,197        289,854


LONG TERM LIABILITIES
    Long-term debt due to affiliate                                   338,303            -0-
    Long-term debt due others, net of current portion                 510,951         21,684
    Long-term capital lease obligations, net of current portion        12,393         29,810
                                                                  -----------    -----------
           Total Long-term Liabilities                                861,647         51,494


STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        4,000,000 shares                                               40,000         40,000
    Additional paid-in capital                                      3,486,136      3,486,136
    Accumulated deficit                                            (3,344,070)    (2,617,957)
                                                                  -----------    -----------
           Total Stockholders' Equity                                 182,066        908,179
                                                                  -----------    -----------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 1,384,910    $ 1,249,527
                                                                  ===========    ===========


See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                      MAY 31, 1997    MAY 31, 1996
                                      ------------    ------------
REVENUES:
    Conversion sales                   $   139,673    $   103,087
    Fuel station construction sales         32,000         23,678
    Alternative fuel sales                  70,785         72,231
                                       -----------    -----------
                                           242,458        198,996
COSTS AND EXPENSES:
    Cost of sales                          215,557        135,131
    Shop general and administrative        107,412        110,446
    Depreciation and amortization           21,833         22,377
    General and  administrative            170,484        109,882
                                       -----------    -----------
            Total costs and expenses       515,286        377,836
                                       -----------    -----------


Loss from operations                      (272,828)      (178,840)

OTHER INCOME (EXPENSE):
    Sublease rental income                     -0-         13,500
    Interest income                            263            233
    Interest expense                       (18,764)        (5,446)
                                       -----------    -----------
                                           (18,501)         8,287
                                       -----------    -----------

Net loss                               $  (291,329)   $  (170,553)
                                       ===========    ===========

AMOUNTS PER COMMON SHARE:

Net loss                               $     (0.07)   $     (0.04)
                                       ===========    ===========

Weighted average number of
     common shares outstanding           4,000,000      4,000,000
                                       ===========    ===========


                       See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      NINE MONTHS     NINE MONTHS
                                         ENDED           ENDED
                                      MAY 31, 1997    MAY 31, 1996
                                      ------------    ------------
REVENUES:
    Conversion sales                   $   405,181    $   381,983
    Fuel station construction sales        128,854        299,812
    Alternative fuel sales                 255,809        137,929
                                       -----------    -----------
                                           789,844        819,724
COSTS AND EXPENSES:
    Cost of sales                          646,985        583,461
    Shop general and administrative        326,191        336,338
    Depreciation and amortization           65,500         67,131
    General and  administrative            458,768        265,190
                                       -----------    -----------
            Total costs and expenses     1,497,444      1,252,120
                                       -----------    -----------


Loss from operations                      (707,600)      (432,396)

OTHER INCOME (EXPENSE):
    Sublease rental income                  13,500         40,500
    Interest income                            634            737
    Interest expense                       (32,647)       (19,608)
                                       -----------    -----------
                                           (18,513)        21,629
                                       -----------    -----------

Net loss                               $  (726,113)   $  (410,767)
                                       ===========    ===========


AMOUNTS PER COMMON SHARE:

Net loss                               $     (0.18)   $     (0.10)
                                       ===========    ===========

Weighted average number of
     common shares outstanding           4,000,000      4,000,000
                                       ===========    ===========


See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                NINE MONTHS   NINE MONTHS
                                                  ENDED         ENDED
                                               MAY 31, 1997  MAY 31, 1996
                                               ------------  ------------
OPERATING ACTIVITIES:
Net Loss                                        $(726,113)    $(410,767)
Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation and amortization                65,500        67,131
Changes in operating assets and liabilities:
     Receivables                                   53,615       (67,025)
     Inventory                                   (191,400)      (51,843)
     Prepaid expenses and other                     1,745         5,588
     Accounts payable and accrued expenses         47,671       (52,198)
                                                ---------     ---------
Net cash (used) in operating activities          (748,982)     (509,114)

INVESTING ACTIVITIES:
     Purchases of property and equipment          (39,240)      (81,331)
     Investments in and advances to CNG           (31,798)     (221,123)
     Increase in other assets                      (1,102)       58,700
                                                ---------     ---------
Net cash (used) in investing  activities          (72,140)     (243,754)

FINANCING ACTIVITIES:
     Advances from The Exploration Company        338,303       769,437
     Proceeds from long-term debt obligations     500,000        52,350
     Payments on long-term obligations            (24,477)      (52,790)
                                                ---------     ---------
Net cash provided by financing activities         813,826       768,997
                                                ---------     ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS        (7,296)       16,129

Cash and equivalents at beginning of period        20,871         7,263
                                                ---------     ---------

CASH AND EQUIVALENTS AT END OF PERIOD           $  13,575     $  23,392
                                                =========     =========


See notes to financial statements.

                                EXPROFUELS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                  PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of ExproFuels, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's Registration Statement on Form 10-SB filed on February 28, 1997 for the three years in the fiscal year ended August 31, 1996, which is incorporated herein by reference.

2. ORGANIZATION AND OPERATIONS

     The Company, formerly a division of The Exploration Company (TXCO), began operating as a wholly-owned subsidiary of TXCO August 15, 1996, following the issuance of 4,000,000 shares of its common stock. TXCO is registered with the Securities and Exchange Commission (SEC) and its stock traded publicly on the National Association of Securities Dealers (NASD) exchange.

     On August 30, 1996, 10% of the outstanding common stock of ExproFuels, Inc. was paid by TXCO, as consideration for past services rendered, to its Directors, thereby reducing TXCO's ownership in ExproFuels from 100% to 90%. On September 3, 1996, TXCO's Board of Directors declared a distribution of ExproFuels' common stock directly to its shareholders as of September 13, 1997. The declared distribution of stock effectively reduced TXCO's ownership in the Company to 40%. Distribution of share certificates is awaiting an amendment to the Registration Statement registering ExproFuels common stock under the Securities Act of 1934.

     The financial statements include the accounts of ExproFuels while operated as a division of TXCO (inception through August 14, 1996) and as a subsidiary of TXCO (period August 15, 1996 and subsequent). The Company converts internal combustion engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers and constructs, sells, and owns and operates alternative fuels refueling facilities. Customers are primarily located in Texas and Arizona. The Company also has a substantial investment, through CNG International, L.L.C, for alternative fuel operations being developed in The Republic of Uzbekistan, a former Soviet Republic.

3. PROPERTIES

     Property and Equipment: Transportation and other equipment, equipment reported under capitalized leases and fuel stations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to fifteen years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

4. INVENTORIES

     Inventories, consisting principally of finished goods (parts), are valued at the lower of cost or market using the first-in, first-out method of accounting.

5. COMMON STOCK AND LOSS PER SHARE

     The Company's 1996 Flexible Incentive Plan (the Plan) provides incentive stock options for granting to its officers, directors and management, under which options for the purchase of 400,000 shares of common stock have been reserved.

     As of May 31, 1997, the Company had outstanding options for the purchase of 300,000 shares of common stock granted under the terms of the Plan, all of which vest 50% in one year and 100% in two years. The options are exercisable at 110% of appraised fair market value of the common stock, which was $0.13 per share on the date of the grant and expire ten years from the date of the grant, or upon termination of employment, if earlier.

     In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for fiscal years ending after December 31, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

     Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                  THREE MONTHS               NINE MONTHS
                                  ------------               -----------
           May 31, 1997            4,000,000                  4,000,000
           May 31, 1996            4,000,000                  4,000,000

     Common stock equivalents are not considered in the computation of net loss per common share as their effect is anti-dilutive.

6. LONG TERM DEBT

     On September 18, 1996, the Company borrowed $200,000 through the sale of a 6% convertible debenture with interest due quarterly. Principal is payable 3 years from date of issue, unless conversion occurs earlier, as provided under the terms of the agreement. The debenture is convertible into one share of $.01 par value common stock for each $1 of debt outstanding, subject to adjustment in certain circumstances.

     During the second and third quarters of fiscal 1997, the Company borrowed an additional $300,000 through the sale of three $100,000 convertible debentures with terms similar to the September debenture.

     On March 1, 1997, the Company established a $500,000 unsecured line of credit arrangement for working capital purposes through The Exploration Company. Terms provide for interest at 8% per annum on outstanding balances, with principal and accrued interest due on December 31, 1998, subject to adjustment in certain circumstances. The Company had an outstanding balance of $329,050 under this arrangement at May 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1996, included in the Company's Registration Statement on Form 10-SB filed on February 28, 1997.

GENERAL

The Company was capitalized with the assets of the former ExproFuels division of TXCO in August 1996, enabling it to conduct the alternative fuels conversion business previously conducted as a division of TXCO since its inception in late 1992. The following analysis and the related financial statements included elsewhere herein are presented as if ExproFuels were a separate company for all periods presented, as discussed more fully in Note 2 to the Company's Financial Statements.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At August 31, 1996, ExproFuels had cash on hand of $20,871, positive working capital of $49,031 and equity of $908,179. However, it had a deficiency of quick assets (cash and receivables) to current liabilities of $114,282, and its positive cash position was primarily due to cumulative contributions of operating capital from TXCO. Through its unsecured working capital line of credit agreement with TXCO, the Company borrowed an additional $78,000 through the third quarter of fiscal 1997, with cumulative advances of $329,050 outstanding on the line of credit for the nine months ended May 31, 1997. The working capital line of credit is payable in full on December 31, 1998.

Through the nine months ended May 31, 1997 the Company raised an additional $500,000 in working capital through the sale of 6% convertible debentures which mature through fiscal year 2000. In total, the Company was successful in raising $829,050 for the first three quarters of fiscal year 1997. During this same period, this capital was used to fund its net loss of $726,113, and fund capital investments totalling $39,000 for equipment and two new fuel stations. Additionally, advances totalling $31,798 were made in support of the Company's investment in CNG International, L.L.C. As a result, at May 31, 1997, ExproFuels had cash on hand of $13,575, positive working capital of $148,932 and equity of $182,066, while its current ratio (current assets divided by current liabilities) improved slightly from 1.17 to 1 at August 31, 1996 to
1.43 to 1 at May 31, 1997.

In order to meet the Company's obligations, ExproFuels must continue to seek additional sources of operating capital through additional debt or equity financing. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. The Company anticipates returning to the same financiers of its Convertible Debt for funding its additional debt or equity financing needs; however, the Company has secured no commitment for such financing as of the date hereof, nor has it obtained any committment from any of its lenders or creditors to refinance its outstanding debt when it comes due.

The Company's financial position poses certain risks, including the risk that
(i) cash flow from operations will be insufficient to maintain operations or;
(ii) it will be unable to obtain financing in the future for working capital, debt service, capital expenditures and general corporate purposes; and (iii) the Company will be more vulnerable to economic downturns and may be unable to withstand competitive pressures. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity would be materially adversely affected.

RESULTS OF OPERATIONS

ExproFuels total revenues for the nine months ended May 31, 1997 decreased by 3.6% to $789,844 compared to the corresponding period of the previous fiscal year. Alternative fuel sales increased by over 74% to $255,809 for the same period due to the addition of new fleet fueling contracts and three new company-owned fuel stations placed in operation subsequent to May, 1996. Average propane sales increased to over 36,000 gallons per month during the current nine-month period compared to approximately 27,000 gallons per month in the corresponding period of 1996. Gross profit margins declined from 29% in the prior nine months to 18% for the current nine months. The reduced margins reflect a changing sales mix, with a drop in high margin construction sales for the nine-month period, combined with increases in conversion and alternative fuel sales which historically are lower gross margin activities. Overall general and administrative expenses increased by approximately 73% over the corresponding previous nine months due primarily to corporate rent and wage increases, the establishment of health insurance benefits plus increased legal and administrative expenses associated with the transition of ExproFuels from a division operation to a newly capitalized corporation during the current fiscal period.

Subsequent to the end of the current quarter, the Company has continued in its efforts to identify new opportunities to install additional fuel stations domestically, to obtain additional conversion contracts in Texas and Arizona, and in its international marketing and development efforts in furthering the realization of its ongoing investment in Uzbekistan, as well as new opportunities in the surrounding regions of Asia and Latin America. Management is also considering various potential domestic and international acquisition alternatives with the goal of reaching operational efficiencies enabling the Company to reduce current per unit costs of purchasing, storage and distribution of alternative fuels as well as conversion and fuel station components. Besides the potential enhancement of existing net operating margins, such acquisitions could enable ExproFuels to improve its competitive stance in existing markets while facilitating expansion into new markets. Management continues to pursue and is in current negotiation with adequate sources of equity and debt financing for funding the acquisition of established operating business units, assuming they will provide sustainable operating cash flows to the Company within an acceptable timeframe.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EXPROFUELS, INC.
                                       (Registrant)




                                       /s/ Roberto R. Thomae
                                       ---------------------------------------
                                       Roberto R. Thomae,
                                       Chief Financial Officer
                                       (Signing on behalf of the Registrant
                                       and as chief accounting officer)



Date:  July 10, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule