Form 10KSB40
period 1997-08-31
EXPROFUELS INC
filed 1997-12-01
CIK 1034651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark one)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22185

                                EXPROFUELS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                          74-2727901
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

         500 NORTH LOOP 1604 EAST, SUITE 250, SAN ANTONIO, TEXAS 78232
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (210) 490-9400

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    There is not currently a public market for the Company's Common Stock. Prices at which the Company's Common Stock may trade after an orderly market develops cannot be predicted. The Company's Common Stock may be traded on the Electronic Bulletin Board once an application is filed with the National Association of Security Dealers (NASD) by a broker or dealer. There is no guarantee a broker or dealer will file such an application.

    The number of shares outstanding of the Registrant's Common Stock as of November 15, 1997, was 4,000,000 of which 1,614,160 shares were held by non-affiliates.

    Documents Incorporated by Reference:  None

                                   INDEX AND
                             CROSS REFERENCE SHEET


                                     PART I                                         Page
                                                                                    ----
Item 1.      Business..........................................................        3

Item 2.      Properties........................................................       11

Item 3.      Legal Proceedings.................................................       11

Item 4.      Submission of Matters to a Vote of Security Holders...............       11


                                    PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters.......................................       12

Item 6.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................       12

Item 7.      Financial Statements..............................................       15

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures.............................................       15


                                   PART III

Item 9.      Directors and Executive Officers of the Registrant................       15

Item 10.     Executive Compensation............................................       16

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management....................................................       17

Item 12.     Certain Relationships and Related Transactions....................       18

Item 13.     Exhibits and Reports on Form 8-K..................................       19

Signatures.....................................................................       20

Audited  Financial Statements..................................................      F-1

                                     PART I


ITEM 1.  BUSINESS


                        GENERAL DEVELOPMENT OF BUSINESS


ExproFuels, Inc. is a recently formed corporation engaged in the alternative fuels conversion business. It became a publicly held company upon the completion of the distribution of is common stock on August 29, 1997 in the form of a stock dividend to the shareholders of its former parent, The Exploration Company, (TXCO).

The Company converts gasoline and diesel engines to operate on compressed natural gas (CNG), liquefied petroleum gas (LPG) and liquefied natural gas
(LNG). The Company also designs, builds, owns, operates and provides fuel for alternative fuel stations. The Company currently owns and operates twenty-one LPG motor fuel stations in Texas, owns and operates conversion facilities in San Antonio, Dallas, and Tucson and operates affiliated conversion facilities in Houston, Austin and Phoenix.

In late 1992, TXCO entered the alternative fuels vehicle (AFV) conversion business through the creation of its own alternative fuels division, ExproFuels. The division's focus included the conversion of internal combustion engines to run alternately on CNG, LPG or LNG, and the design, installation and operation of alternative fuels refueling stations. The ExproFuels division initiated ongoing operations in Texas and Arizona, while actively pursuing international opportunities in Europe, Asia and Latin America. Since 1994, gross revenues from the ExproFuels division have continued to grow, although profitable operating levels have not been attained. In late 1996, TXCO determined it was in its best interest to refocus its resources on its core oil and gas industry. Accordingly, the ExproFuels division was contributed to the newly incorporated ExproFuels, Inc. in August, 1996, in exchange for 100% of the initial issue of shares of ExproFuels' Common Stock, thereby creating a wholly owned corporate subsidiary of TXCO. On August 30, 1996, TXCO's Board distributed 10% of the outstanding shares of ExproFuels' Common Stock to ExproFuels' directors in exchange for serving as directors of TXCO in the past, thereby reducing TXCO's ownership interest in ExproFuels from 100% to 90%. On September 3, 1996, TXCO's Board declared a stock dividend of 1,910,000 shares (or approximately 48%) of ExproFuels' Common Stock to its shareholders of record as of September 13, 1996.

The Company's business strategy is to expand its key conversion and fuel station construction markets in San Antonio, Dallas and Tucson, as well as to strengthen its presence in the Phoenix, Arizona market during fiscal year 1998. Management is currently considering various strategies and operating alternatives with the goal of reaching operational efficiencies and increasing output within its core conversion, repair and maintenance operations. Such operating strategies are aimed at enabling ExproFuels to improve its competitive stance in existing markets while facilitating expansion into new growth areas. Company's management continues to pursue adequate sources of equity and debt financing in order to continue its core operations in existing and potential new markets and to meet its ongoing debt service and working capital needs.

The Company's focus includes the conversion of internal combustion engines to run alternatively on CNG, LPG or LNG, and the installation and design of alternative fuels refueling stations. During its four years of existence, ExproFuels' business strategy has been to:

         1. Provide state of the art internal combustion engine conversions utilizing three natural gas based alternative fuels: CNG, LPG or LNG.

         2. Provide refueling stations for the convenient and safe delivery of these alternative fuels.

         3. Position the Company to participate in the ongoing business of supplying alternative fuels to its expanding conversion customer base.

         4. Maintain an alternative fuels and equipment neutral position, allowing the Company's marketing function complete flexibility in responding to the diverse market opportunities with the "best fit" fuel mix and equipment configuration available, as demanded by an extremely specialized and constantly changing market place.

         5. Establish a strong presence in selected U.S. markets prior to 1998 when more strenuous Environmental Protection Agency and Department of Energy mandates are scheduled to come into effect.

The combination of expertise in vehicle conversions, refueling station construction and fuel sales forms the basis of an additional market niche: financing conversions and/or fuel stations through savings generated using the selected alternative fuel. ExproFuels provides alternative fuels vehicle conversions to a growing number of private fleets, as well as the large mandated governmental markets at a reasonable and competitive cost and follows these conversions with superior, ongoing service and maintenance.

ExproFuels also offers a cost-free alternative fueled vehicle (AFV) conversion program to qualified fleets in exchange for long-term fuel contracts. This program is intended to initiate the heaviest fuel consumers into alternative fuels use in the least painful manner possible, while providing ExproFuels a base from which to expand its fuel service capabilities. Through detailed cost and savings analysis, ExproFuels outlines a cost-savings plan for fleets which qualify for ExproFuels' long-term fuel contract program and assures the fleet operator's compliance with current laws and anticipated standards. The programs are set up so that the customer's fuel price is based on either a percentage of unleaded gasoline, assuring a fixed fuel cost savings, or various other fuel pricing scenarios. ExproFuels also provides customers with information regarding tax credits, tax deductions, pollution credits and other incentives being offered by various federal and state programs.

ExproFuels actively solicits vehicle conversions, maintenance and repair contracts along with fuel service contracts from fleets that are either mandated to comply in the various alternative fuels and clean air legislation initiatives or choose to convert their fleet for the various economic and environmental benefits.

In its first four full years of operation, the Company's customers have come to include the U.S. Government, the Governments of Uzbekistan and Colombia, numerous state agencies including the Texas Department of Transportation, the Railroad Commission of Texas, the General Services Commission of Texas, the Department of Transportation of the State of Louisiana (through Ecogas, Inc.), and the Department of Administration for the State of Arizona. Cities such as San Antonio, Plano, Arlington, Richardson, Grand Prairie, Tucson, Scottsdale and Phoenix now make up a large portion of ExproFuels business. Additionally, the Company converts vehicles and builds refueling stations for numerous school districts, transit systems, utilities, private fleets and light industrial users.


                          PRINCIPAL AREAS OF ACTIVITY


TEXAS OPERATIONS

San Antonio Facilities:

The first conversion center operated by the Company opened in May, 1993, in San Antonio. Since its opening, the center has converted over 520 vehicles to LPG or CNG including buses, vans, forklifts, industrial engines, and assorted automobiles and trucks. At August 31, 1997, ExproFuels' company-wide vehicle conversion backlog under contract stood at 163 units. The San Antonio facility is responsible for the design and installation of 28 private use LPG fuel stations since its opening, with four opened during the current fiscal year. ExproFuels owns and operates 21 of these fuel stations. Monthly LPG motor fuel sales from all facilities has grown from 340 gallons during December, 1994 to an average of over 34,000 gallons per month during fiscal year 1997. For 1997, over 412,000 gallons were sold, representing a 79% increase in volume over the previous fiscal year.

Based on activity subsequent to year end, new activity for fuel station construction and upgrades of existing fueling facilities have resulted in a substantial increase over fiscal 1997 activity for the same period. The Company anticipates this increased level of construction activity to continue through 1998. In fiscal year 1998, the Company expects to increase the volume of LPG and CNG conversion maintenance and repair work it now performs for the expanding vehicle fleets across the South and Central Texas region. Since year-end, additional vehicle conversions have been awarded to the Company by its existing customers and many have confirmed ongoing plans for expanding their alternate fuel fleets during 1998.

Dallas Facilities:

The Dallas conversion center opened in May, 1994. Since its opening, the center has converted over 80 vehicles, and its customer base includes five municipalities and three commercial fleets. The Company has a contract with the City of Plano for 55 additional LPG conversions. The Company's two year fuel supply contract with the City of Plano will end on December 1, 1997. The new supply contract was rebid during the 4th quarter of fiscal 1997 and awarded to a local competitor. The Company expects to maintain its network of fueling sites for new fleet customers as well as for the existing alternative fuel-powered vehicles in the Dallas Metroplex. During the previous fiscal year, the Dallas facility was awarded a $75,000 service contract by the Texas Department of Transportation involving the testing of CNG cylinders on existing vehicles over a two year contract period. To date, the Department has issued no purchase orders under this contract and is currently reviewing the status of its entire CNG fleet operations. During the past fiscal year, the Company was awarded a conversion contract with the City of Arlington totaling $102,000 but commencement of conversion work was delayed until after year end. Contract delays outside of the Company's control now appear to be resolved and conversion activity under this contract is now under way. Fleet repair and maintenance work has increased at the Dallas facility with several new customers added through the year. This new business direction will be actively pursued company wide in the coming year. Overall, 1997 Dallas sales reached approximately $203,000, including $102,000 in fuel sales. Based on recent activity, a detailed review and assessment of the Dallas operations and the overall competitive market throughout the north Texas region is underway to determine the potential for ongoing growth within the area and to further assess the Company's ability to reach profitability in the Dallas market.


ARIZONA OPERATIONS

ExproFuels entered the Arizona market during 1995, with the opening of affiliated centers in Phoenix and Tucson to convert vehicles and supply conversion kits under a contract awarded by the State of Arizona. The Company began offering its services through existing, locally owned automotive repair facilities under a management agreement with Arizona-based Environmental Fuel Systems. The existing facilities provided traditional automotive repair services to the motoring market place while remaining available to the Company when needed for its conversion operations. Through year end, ExproFuels had converted over 104 vehicles since opening in Arizona through conversion contracts with 5 municipalities, the State of Arizona, numerous school districts and Davis Monthan AFB. During fiscal year 1997, the Company successfully bid and was co-awarded (with North American Fleet Services) the new state contract for CNG conversions. Since that time, ExproFuels alone has successfully complied with emissions and operational requirements under the contract and is now receiving purchase orders from various state agencies. At the same time, the Company successfully bid and was co-awarded (along with Northeast Automotive) the state LPG conversion contract. Although operational compliance requirements of the award have been met, emissions compliance certification has not yet been met by either co-awardee. The Company continues to pursue various technical remedies and feels confident it will meet all award requirements on this contract in the near future. The Company has determined that sufficient new business will be generated from these contracts to warrant the opening of its first Company-owned conversion and service center in the Phoenix area. During November, 1997, a Company owned conversion facility was opened and conversion activity commenced. The City of Phoenix is currently the most promising customer in the area and has provided ExproFuels with over $25,000 in conversion work since year end. Conversion work in Phoenix includes completion of two separate projects for the City of Phoenix Department of Transportation, including conversion contracts totaling 39 vehicles with 24 vehicles remaining to be completed.

In Tucson, the Company has continued to win contracts with the City of Tucson and Davis Monthan, AFB. Subsequent to August 1997, the Company was awarded a contract for over $98,000 in conversions from Davis Monthan, AFB. State legislative changes enacted during fiscal year 1997, as well as historical conversion activity levels by new customers with ongoing alternate fuel fleet expansion commitments, have encouraged ExproFuels to expand its presence in the Phoenix, Arizona market. At the same time, ongoing overhead reduction strategies will continue in the Tucson area until additional contracting opportunities are identified and successfully developed.

INTERNATIONAL OPERATIONS

Throughout fiscal year 1995, 1996 and 1997, ExproFuels expanded its support of existing projects as well as initiated new activities in various international alternative fuels programs. In 1997, such activities were limited due to financial constraints, although various potentially lucrative new projects have been presented and pursued, while ongoing projects continue to develop. As a recognized participant in this emerging industry, the Company continues to come to the attention of foreign-based public and private entities interested in bringing ExproFuels' expertise to their countries. It is ExproFuels' continuing challenge to identify and successfully participate in those foreign opportunities that offer new, profitable markets for the Company's particular technical skills.


Uzbekistan:

During 1995, ExproFuels signed a participation agreement with American Technical Institute ("ATI") and American Engineering, Inc. ("AEI"), both of Memphis, Tennessee, to provide project management, technical evaluation and additional assistance in the development of business with the Government of Uzbekistan. CNG International, LLC. ("CNG International") was incorporated for these purposes and at August 31, 1997, ExproFuels owned an approximate 10.8% interest in it. CNG International has successfully negotiated with the Government of Uzbekistan to participate with that nation in the conversion of a majority of government owned motor vehicles to operate on CNG and to develop, own and operate the CNG fueling infrastructure throughout that nation. It is intended that CNG International will participate in the development of a manufacturing industry for primary conversion components within Uzbekistan. Detailed in-country studies conducted during 1995 and 1996 supported estimates of approximately 200,000 vehicle conversions and 300 CNG refueling stations to be built during the first 5 years of operations.

Progress made through 1997 by CNG International on the project included the following items: the successful conclusion to the ExproFuels' led feasibility study and pilot CNG conversion project including the conversion of 15 Uzbek government vehicles; the acceptance and approval of study results by all affected Uzbek government agencies, including the National Bank of Uzbekistan; the official signing of the Uzbek Cabinet of Ministers decree by Uzbek President Karimov authorizing the conversion of a large portion of that country's vehicle fleet to operate on CNG and the signing of the definitive joint venture agreements between American parties and Uzbek parties in the U.S. Capital Building in July, 1996.

Startup activities of CNG International have recently been put at risk by disputes between ExproFuels and CNG International, ATI and AEI. These disputes have resulted in the filing of two lawsuits in July, 1997, one by ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking, among other things, (i) damages in the amount of ExproFuels' investment in CNG International (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG International (approximately $239,000) and ExproFuels' lost profits or (ii) recision of ExproFuels' arrangement with CNG International and a refund of all monies invested in or advanced to CNG International. ATI and AEI, in their lawsuit, have sued ExproFuels for, among other things, breach of contract, tortious interference with contract, libel, slander, defamation and unfair competition. ATI and AEI are seeking a declaratory judgment that ExproFuels' interest in CNG International is null and void as well as compensatory and exemplary damages. ExproFuels intends to pursue its claims and vigorously defend itself against ATI's and AEI's claims; however, ExproFuels can not predict the eventual outcome of such litigation nor the long-term effect of such litigation on ExproFuels' investment in CNG International.

Although management is confident the Company will prevail in asserting its claims, in accordance with generally accepted accounting principals, the Company, during the last quarter of the fiscal year ended August 31, 1997, fully impaired its remaining investment in and advances to CNG International, resulting in a writedown of the investment to $0 and a resultant charge to income of approximately $620,000. The impairment and charge to earnings resulted in the Company incurring a net loss for the year ended August 31, 1997 of $1,620,642, and creating a deficiency in stockholders equity of $712,464.

Latin America:

During 1995 and 1996 ExproFuels participated in the development of various Latin American programs relative to its expertise and the public and private contacts it had developed. Many of these countries or regions are in the early stages of the introduction of alternative fuels to their general public. The ongoing privatization of state-owned oil and gas industries in many of these countries offers a special window of opportunity for ExproFuels to participate in the development of in-country alternative fuels infrastructure, conversions and associated operations. Although the regional trend towards privatizing of energy resources offers special opportunities for companies like ExproFuels, ongoing political and social unrest, and economic instability have been significant factors in each potential opportunity the Company has reviewed to date. Management is continuing the process of seeking to establish strategic alliances or joint ventures with key industry participants in various countries with the hope of identifying development opportunities consistent with the Company's technical and financial capabilities.


COMPETITION

There are several large companies - including Transtar Technologies and N.W. Butane in Texas and North American Fleet Services, Inc. and Northeast Automotive in Arizona - that compete with the Company in the alternative fuels conversion business. The Company may be at a competitive disadvantage since these other companies may have greater financial resources, larger technical staffs and greater ability to bear the economic risks inherent in this new industry. The Company's revenues, profitability and future rate of growth are substantially dependent on its ability to compete and increase its sales. In particular, its ability to compete for the conversion of private fleets depends on its ability to reduce costs and finance conversions for the customer. ExproFuels' size allows it to control its cost of conversion; however, its relatively small size limits its ability to finance customer's conversions. During the past year, several competitors have either ceased operations entirely, been acquired by larger entities whose focus is in the international marketplace or decreased their participation in the conversion industry to a minimum. In some cases, this decrease in competition has allowed the Company to increase its presence in certain markets, while in other cases this decrease represents additional evidence of markets not developing to their anticipated potential.


CUSTOMERS

During 1997, three purchasers of the ExproFuels' alternative fuels vehicles conversion services and products accounted for 16%, 11% and 10%, respectively, of its total sales. In the event any or all these customers do not continue as customers, the Company believes that additional customers will continue to be found for such services and products at comparable prices; however, should the Company be unsuccessful in such efforts, its results of operations and financial condition would be materially and adversely affected.


EMPLOYEES

As of August 31, 1997, the Company employed 9 full-time employees including management. The Company believes its relations with its employees are good. None of the Company's employees are covered by union contracts.


GENERAL REGULATIONS

The conversion of alternative fuels vehicles are regulated by both state and federal authorities. The executive and legislative branches of government, at both the state and federal levels, have in the past and it appears will continue to periodically propose and consider proposals for regulation with respect to the development and use of alternative fuels, energy conservation, environmental protection, as well as various other related programs. Additional changes in regulation or re-regulation relating to the above subjects could adversely affect the Company. A listing of the more significant current state and federal statutory authority for regulation of the Company's current operations and business are provided herein below.

Federal Regulatory Controls:

The Clean Air Act of 1970, as amended (the "Clean Air Act"), requires that the concentration of pollutants in exhaust gases from the nation's cars, trucks and buses fall below prescribed pollution limits. Emission standards for different types of vehicles were established for carbon monoxide, hydrocarbons and nitrogen oxides. The Clean Air Act authorized the Environmental Protection Agency ("EPA") to establish maximum concentration levels for six pollutants: carbon monoxide, nitrogen oxides, ozone, particulate matter, sulfur dioxide and lead. The Clean Air Act requires that states, where the concentrations exceed the standards, develop plans to control these emissions and to reduce these contaminates. States which do not comply face possible bans on new source construction, freezes on federal grants and reduction in highway funds. If states fail to implement an adequate plan, the EPA may implement its own control measures which include downtown parking restrictions, staggered working hours, and gasoline rationing, as well as many other actions.

The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") clarified how areas would be designated as non-attainment areas for ozone, carbon monoxide and particulate matter in accordance with the severity of the air pollution problem. In November 1991, the EPA identified 98 non-attainment areas for ozone, 42 areas for carbon monoxide and 71 areas for particulate matter. Additional areas may be added if their air quality declines below the standards. Because automobiles, trucks and buses are among the biggest contaminators, the Company has recognized the need for businesses and state and local governments to convert their vehicles to run on clean fuels such as CNG, LPG or LNG. The Company believes that these regulations will be strong motivation to these entities to convert their vehicles, thereby increasing activity in this newly emerging industry in which the Company is participating. For example, beginning with the 1998 models, fleets with 10 or more vehicles capable of being centrally refueled in the 22 smoggiest cities (the serious, severe and extreme ozone nonattainment areas plus Denver, Colorado for carbon monoxide nonattainment) must begin to buy clean fuel vehicles. Beginning in the model-year 1998, 30 percent of new passenger cars and most categories of light trucks and vans bought by these fleets must be clean fuel vehicles. The percentage rises to 50 percent in 1999 and 70 percent in 2000. For heavy-duty vehicles, including school buses and delivery vans, the phase-in stays at a constant 50 percent of new purchases beginning in 1998. Past history has shown that mandates of this type can be met by the purchase of new gasoline or diesel vehicles and converting them to run on alternative fuels. If it is found that the buses are not meeting the new standards in use, the EPA may mandate a switch to cleaner fuels in 48 cities with populations of more than 750,000.

Subsequent to year end, changes have been made to the Clean Air Act as it pertains to aftermarket conversions of gasoline or diesel vehicles to operate on CNG or LPG. These changes have come about in the form of an addendum to Memorandum 1A, which was originally issued June 25, 1974 and was intended to provide guidance to covered parties regarding how the EPA intended to enforce the "tampering" prohibition under Section 203(a)(3) of the Clean Air Act with respect to maintenance and the use of aftermarket parts. Under the previous rule, Memo 1A provided in part, that the use of an aftermarket part, alteration or add-on part will not constitute tampering if the dealer has a "reasonable basis" to believe that such acts will not adversely affect emissions performance. It also provided specific procedures or options by which the dealer could quantify this "reasonable basis". With its addendum to Memorandum 1A, issued September 4, 1997, EPA has effectively redefined these specific procedures or options so that companies such as ExproFuels, the various aftermarket parts manufacturers and their distributors can expect to undergo additional emissions testing over previous levels, thereby increasing the cost of conversions to the customer, or lowering the profit margins to the conversion provider. To date, several conferences have been held and attended by Company representatives with the goal of further detailing EPA's intentions to enforce the addendum to Memorandum 1A; however, at this point it is impossible to determine exactly what impact these changes will have on the Company.

The Energy Policy Act of 1992, as amended (the "Energy Policy Act"), also provides federal mandates for AFVs. The primary aim of the Energy Policy Act is to reduce dependence of the United States on crude oil imports. The Energy Policy Act directly affects light-duty federal, state and some private fleets of at least 20 vehicles that can be centrally refueled and are operated in metropolitan areas with populations of 250,000 or more. The minimum federal fleet requirements for light duty AFVs are as follows: 5,000 in 1993; 7,500 in 1994; 10,000 in 1995; 25% in 1996; 33% in 1997; 50% in 1998; and 75% for 1999
and thereafter. In addition, federal fleets are mandated to use commercial fueling facilities that offer alternative fuels to the public as much as practicable. Purchases of light-duty vehicles by state governments are required to be AFVs in the following amounts: 10% in 1996; 15% in 1997; 25% in 1998; 50% in 1999; and 75% in 2000 and thereafter. Private sector companies that make alternative fuels, such as natural gas, electric and LPG producing companies, are required to introduce AFVs into their fleets as follows: 30% in 1996; 50% in 1997; 70% in 1998; and 90% in 1999 and thereafter. Executive Order 12844, issued in April 1993, requires federal agencies to acquire, subject to the availability of funds and life-cycle costs, AFVs in numbers that exceed by 50% the requirements for 1993 through 1995 set forth in the Energy Policy Act.

State Regulatory Controls:

The 1990 CAA Amendments have caused at least sixteen states to pass legislation requiring the purchase or conversion of vehicles to run on clean fuels. Most of these require certain percentages of the state's own vehicle fleet to be converted by various dates. In addition, some states have mandated that school buses and metro transit systems convert percentages of their fleets within given time frames. Texas, for example, has legislated that school districts which operate more than 50 buses, state agencies with more than 15 vehicles and local transit authorities are not allowed to purchase or lease vehicles which cannot operate on an approved alternative fuel after September 1, 1993. By September 1, 1997, 50% of these fleets must be converted; and by September 1, 2001, 90% must be operating on alternative fuels. In addition, Texas Senate Bill 769 requires that local government fleets of more than 15 vehicles and private fleets of more than 25 vehicles in non-attainment areas must convert their vehicles. Under HB 2575, Arizona has mandated that 40% of the state's fleet of vehicles must be converted to alternative fuels by December 31, 1995 and 90% by December 31, 1997. Additionally, large cities are required to convert city-owned vehicles and school buses under the following schedules: 18% by 1996; 25% by 1997; 50% by 1999; and 75% by 2001. In Louisiana, Acts 927 and
954 require that 30% of the state's vehicles be converted to alternative fuels by September 1, 1994; 50% by September 1, 1996; and 80% by September 1, 1998. Many states have similar legislation which either legislates that conversions occur or gives incentives to help with the conversions although punitive actions have not always followed non-compliance.

In March, 1995 SB 200 was passed by the Texas Legislature which significantly affects certain sectors of the alternative fuels industry. The bill reclassified reformulated gasoline as an alternative fuel, in recognition of its cleaner, less polluting attributes. While effectively diminishing the effect of upcoming deadlines on state regulatory mandates on some public and private sector fleets operating in Texas, it established higher standards of allowable emissions for certain public fleets, such as state agencies and public transportation fleets. The Company believes that it will not be significantly impacted by this legislation. Additionally, the Company is closely monitoring the legislative developments in Arizona where it also operates. HB 2002 was passed by the Arizona Legislature in late 1996 and includes numerous beneficial provisions intended to encourage the use of CNG, LPG and LNG by various categories of vehicle owners. Incentives include special reduced rates for AFV license plates, special permission allowing AFVs to use HOV lanes regardless of number of occupants, and the repeal of an $0.18 per gallon use fuel tax on alternative fuels. The Company believes these incentives, together with other incentives targeted at the public sector, will allow alternative fuel conversions to be justified economically more readily by many fleets throughout Arizona. As of year end, the Company was not aware of any Arizona legislation which would significantly dilute that state's mandate and related deadlines effecting the alternative fuel vehicles industry: however, there can be no assurance that new legislation will not be forthcoming in some future date which could adversely effect the Company's ability to conduct its business in Arizona.

Environmental Regulation:

The Clean Air Act and the 1990 CAA Amendments have made improving the air quality in the United States a major goal. To this end, the EPA has established maximum permitted levels for six major air pollutants: carbon monoxide, nitrogen oxide, ozone, particulate matter, sulfur dioxide and lead. Certain metropolitan areas have been designated as non-compliance areas. These areas have been classified as marginal, moderate or severe depending upon the level of contamination. The EPA has established a time schedule for each of these classifications to be brought within compliance with these two Acts. ExproFuels converts vehicles to run on CNG, LPG or LNG which lowers the level of the pollutants being emitted in the non-attainment area because these alternative fuels are cleaner-burning fuels than gasoline. ExproFuels is, consequently, subject to the EPA standards for emissions from vehicles which have been converted. Some states have adopted their own standards; many of these have adopted those of the California Air Resources Board ("CARB") which has been a leader in defining acceptable limits for pollutants. ExproFuels must also comply with the applicable state regulations regarding the conversion of vehicles and the sale of alternative fuels.

Federal and State Tax Considerations:

In October of 1992, Congress passed the Comprehensive National Energy Policy Act which encourages the use of natural gas by providing a deduction for a portion of the incremental cost of motor vehicles that are propelled by clean burning fuels. The amount of the deduction depends on the gross vehicle weight and ranges from $50,000 for heavy trucks and buses, $5,000 for medium weight trucks and $2,000 for other motor vehicles. This Act also allows a deduction for the cost of qualified clean fuel vehicle refueling property, defined as property used to refuel clean-fuel vehicles at the point where the fuel is delivered. The aggregate cost that may be taken into account in determining the amount of the deduction may not exceed $100,000 at any location. The deductions apply to properties placed in service after June 30, 1993. At least twenty-four states have enacted their own legislation to give additional incentives to companies desiring to convert or purchase natural gas vehicles. These incentives vary considerably from state to state. Arizona reduces the license tax and gives a tax credit of $1,000 for alternative fuel vehicles purchased in 1994, 1995 and 1996. Oklahoma gives a state income tax credit of up to $1,500 and has provided interest free loans of up to $1,500,000 to local government and school districts to convert vehicles. Louisiana provides that 20% of the conversion cost can be deducted as a tax credit. Texas has legislated that propane and natural gas are exempt from the recent increase of $0.05 per gallon motor fuels tax.

Recent Changes in Federal Fuel Tax Treatment of Alternative Fuels

The Taxpayer Relief Act of 1997 removed the existing disincentive to alternative fuel use by lowering the Federal excise tax on LPG and LNG in an attempt to make the rates for these fuels equivalent to gasoline on an energy basis rather than a per gallon basis. Federal excise taxes applied to conventional fuel sales are currently $.183 for gasoline and $.243 for diesel fuel (per gasoline equivalent gallon). CNG has been and continues to be taxed at only $.043 per equivalent gallon. LPG motor fuel is now taxed $.136 per gallon and LNG is taxed $.119 per gallon rather than the $.183 per gallon tax previous to this change.

Recent Changes in State Fuel Tax Treatment of Alternative Fuels

In 1996 Arizona enacted SB 1002, which among other things, exempts alternative fuels from the state motor fuel tax, subjecting vehicles to an annual permit requirement instead. The law replaced the partial tax exemption provided in 1988 in HB 2206. SB 1002 also permits single-occupant alternative fuel vehicles access to high-occupancy vehicle lanes.

ITEM 2.  PROPERTIES


                              PHYSICAL PROPERTIES


The Company's administrative offices are located at 500 North Loop 1604 East, Suite 250, San Antonio, Texas. These offices, consisting of approximately 5,700 square feet, are leased from TXCO, on a month to month basis, for $4,000 per month. In addition, ExproFuels leases three other facilities:

                                                     Approximate            Monthly
Location                      Type                   Square Feet            Rental               Expiration
--------                      ----                   -----------            ------               ----------
San Antonio, Texas            Conversion & fueling    5,000                 $2,500               May 1999
Dallas, Texas                 Conversion              7,000                  1,900               May 1997 (1)
Dallas, Texas                 Fueling                 8,200                    400               July 1998

(1) The Dallas conversion facility base term lease has expired and the facility is leased on a month to month basis.

Management believes these facilities are suitable to accommodate the anticipated growth of ExproFuels in these cities over the next several years. The Company has leased an additional facility in the Phoenix area subsequent to year end. No additional conversion center locations are anticipated to be leased in other cities during next fiscal year; however, the Company continues to seek additional fuel station sites wherever economically viable.


ITEM 3.  LEGAL PROCEEDINGS


The Company is not involved in any significant matters of litigation incidental to its business, except for the following:

Disputes between ExproFuels and CNG International, AEI and ATI have resulted in the filing of two lawsuits in July, 1997, one by ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking, among other things, (i) damages in the amount of ExproFuels' investment in CNG International (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG International (approximately $239,000) and ExproFuels' lost profits or (ii) recision of ExproFuels' arrangement with CNG International and a refund of all monies invested in or advanced to CNG International. ATI and AEI, in their lawsuit, have sued ExproFuels for, among other things, breach of contract, tortious interference with contract, libel, slander, defamation and unfair competition. ATI and AEI are seeking a declaratory judgment that ExproFuels' interest in CNG International is null and void as well as unspecified compensatory and exemplary damages. ExproFuels intends to pursue its claims and vigorously defend itself against ATI's and AEI's claims. To date, both suits are in the very preliminary stages. No formal discovery has been submitted or completed, no scheduling orders have been entered nor have any trial dates been set. While the Company and its counsel remain optimistic ExproFuels will prevail in the matter, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing. See Note C to the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 31, 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


There is not currently a public market for the Company's Common Stock. Prices at which the Company's Common Stock may trade after an orderly market develops cannot be predicted. The prices at which the Company's Common Stock trades will be determined by the marketplace and may be influenced by many factors, including, among others, the depth and liquidity of the market for the Company's Common Stock, investor perception of the Company and the industry in which the Company participates, the Company's dividend policy and general economic and market conditions.

The Company's Common Stock may be traded on the Electronic Bulletin Board once an application is filed with the NASD by a broker or dealer. There is no guarantee a broker or dealer will file such an application.

The Company's Common Stock distributed to The Exploration Company's shareholders on August 29, 1997 will be freely transferable, except for (i) securities received by persons who may be deemed to be "affiliates" of Parent within the meaning of Rule 144, in which case such persons may not publicly offer or sell the Company's Common Stock received in connection with the distribution except pursuant to a registration statement under the Securities Act or pursuant to Rule 144 and (ii) securities received by persons that were holders of restricted shares of the Parent's Common Stock, in which case such holders have received the Company's Common Stock containing the same such restrictions.

As of November 14, 1997, there were approximately 578 holders of record of the Company's Common Stock. The transfer agent for the Company is Boston EquiServe, Boston, Massachusetts. The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition and results of operations. This discussion should be read in conjunction with the Financial Statements of the Company and Notes thereto.


                        CAPITAL RESOURCES AND LIQUIDITY


1997

At August 31, 1997, the Company had cash on hand of $31,647, a working capital deficiency of $478,623 based on current assets of $608,077 and current liabilities of $1,086,700, and a stockholders' deficit of $712,464. This compared to cash on hand of $20,871 at August 31, 1996, a positive working capital position of $49,031 and stockholders' equity of $908,179. Although sales increased slightly from the year earlier, $1,126,010 in 1997 compared to $1,026,401 in 1996, net cash used in operating activities increased to $924,646 in 1997 from $626,116 in 1996.

Primary sources of capital for the Company during 1997 were $500,000 from convertible debentures (with $400,000 of debentures being issued to parties related to the Company), and $561,225 received as advances from TXCO under formal credit agreements. Uses of cash included the $924,646 used in operations, $48,904 in equipment purchases and $28,232 in additional cash investments made in CNG International.

For fiscal year 1998, ExproFuels must continue to seek additional sources of operating capital through additional debt or equity financing. The Company anticipates returning to the same financiers of its convertible debentures for additional funding; however, the Company has secured no commitment for such financing as of the date hereof. In addition, while TXCO, its former Parent, has committed additional working capital funds through December 31, 1997, the Company has been advised no additional funds will be available from this source after that date.

Capital requirements to sustain ExproFuels' growth and on-going operations through August 31, 1998 are projected to be at least $250,000 for capital expenditures and an additional $750,000 in working capital. The Company's financial position poses certain significant risks, including the risk that (i) the Company's cash flow from operations will be insufficient to maintain operations; (ii) the Company will be unable to obtain financing in the future for working capital, capital expenditures and general corporate purposes; and
(iii) the Company will be more vulnerable to economic downturns and may be unable to withstand competitive pressures. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. See Notes to the Financial Statements.

1996

At August 31, 1996, ExproFuels had cash on hand of $20,871, positive working capital of $49,031 and equity of $908,179. However, it had a deficiency of quick assets (cash and receivables) to current liabilities of $114,282, and its positive cash position was primarily due to cumulative contributions of operating capital of $3,526,136 from The Exploration Company ($1,192,095 in 1996, $1,224,085 in 1995 and $882,566 in 1994) In fiscal year 1996, the
Company's capital expenditures included approximately $80,000 for equipment purchases for use in U.S. operations. Additional capital investments and advances totaling $442,000 were made by ExproFuels in CNG International, L.L.C. See "Business-International Operations" and Note C to the Company's Financial Statements.

INFLATION

The Company's expenses are impacted by inflation. Management believes that over time, however, the Company will be able to raise prices of its services and sustain its profit margins.


                             RESULTS OF OPERATIONS

GENERAL

The Company was capitalized with the ExproFuels division's assets in August 1996, enabling it to conduct the alternative fuels conversion business previously conducted by The Exploration Company through such division beginning in late 1992. The following analysis and the related financial statements included elsewhere herein are presented as if the Company were a separate company for all periods presented as discussed in Note 1 to the Company's Financial Statements.

RESULTS OF OPERATIONS

1997 Compared to 1996

ExproFuels' revenue for 1997 increased by 7.6% to $1,126,010 from 1,046,401 in 1996. Contributing most significantly was a 15.4% increase in conversion sales to $643,607 from $557,641 primarily due to new contracts with San Antonio area school districts and mass transit fleet operators. Alternative fuel sales increased by over 78% to $333,950 from $187,645 for the same period due to the addition of new fleet fueling contracts and six new company owned fuel stations placed in operation subsequent to November, 1995. However, the above increases were partially offset by a decline in fuel station construction to $148,453 in 1997 from $301,115 in 1996. Gross profit margins declined from 28% in the prior year to 11% for 1997. The reduced margins reflect a changing sales mix, with a drop in high margin construction sales for 1997, combined with increases in conversion and alternative fuel sales which historically are lower gross margin activities. Overall, 1997 general and administrative expenses increased to $583,320 in 1997 from $404,708 in 1996. This increase was due primarily to accounting, auditing, legal and related expenses associated with the spin-off of the Subsidiary during the current period and to wage increases, health insurance benefits, payroll taxes and associated payroll costs over and above the prior period.

CNG INTERNATIONAL, LLC.  INVESTMENT

As discussed under Item 3 - Legal Proceedings, the Company is in litigation over its CNG International investment. Although management is confident the Company will prevail in asserting its claims, in accordance with generally accepted accounting principals, the Company fully impaired its remaining investment in and advances to CNG International, resulting in a writedown of the investment to $0 and a resultant charge to income of approximately $620,000.

1996 Compared to 1995

ExproFuels' revenue increased by 35% in 1996 to $1,046,000 from $773,000 in 1995, primarily due to an increase of $204,000 in construction sales and a $90,000 increase in alternative fuel sales. The fuel sales increase reflects the growing number of Company owned fuel stations and fleet fuel customers. Gross profits margins improved from 16% in 1995 to 28% in 1996 reflecting less incidents of price cutting by industry competitors, thereby allowing ExproFuels to set favorable sales prices for its conversions and construction services. Overall, general and administrative expenses decreased by approximately $100,000 in 1996 from prior year levels due to ongoing cost control efforts conducted at all levels of the Company. In addition, the Company was generally able to maintain its fixed costs at or under prior year levels, while sales and marketing efforts achieved significant gross sales increases. As a result, the Company's loss from operations declined by $288,064, or 30%, from $968,889 in 1995 to $680,825 in 1996, and its overall net loss declined by $340,867, or 35%, from $985,881 in 1995 to $645,014 in 1996.

Selected Financial Data

The following selected financial information is derived from and qualified in its entirety by the Financial Statements of the Company and the Notes thereto as set forth in this Annual Report on Form 10-KSB commencing on page F-1.




                                                                         YEARS ENDED AUGUST 31
                                                    --------------------------------------------------------------
                                                        1997             1996             1995             1994
                                                    -----------      -----------      -----------      -----------
STATEMENT OF OPERATIONS DATA
 Revenues:
  Conversion sales ............................     $   643,607      $   557,641      $   578,362      $   627,366
  Fuel station construction sales .............         148,453          301,115           97,241          162,603
  Alternative fuels sales .....................         333,950          187,645           97,748           31,664
                                                    -----------      -----------      -----------      -----------
       Total revenues .........................       1,126,010        1,046,401          773,351          821,633

Costs and expenses:
  Costs of sales ..............................       1,004,613          752,024          646,078          701,198
  Shop general and administrative .............         420,983          484,920          415,944          302,647
  Depreciation and amortization ...............          88,654           85,574           92,302           77,543
  Abandonment of technological
       rights .................................              --               --               --          144,681
  General and administrative ..................         583,320          404,708          587,916          431,107
Impairment of Investment in venture                     620,658               --               --               --
                                                    -----------      -----------      -----------      -----------
              Total costs and expenses ........       2,718,228        1,727,226        1,742,240        1,657,176
                                                    -----------      -----------      -----------      -----------
 Loss from operations                                (1,592,218)        (680,825)        (968,889)        (835,543)

Other Income (expense):
  Sublease rental income ......................          13,500           58,500            6,750               --
  Interest income .............................             730              959              818                3
  Other income ................................           9,667               --               --               --
  Interest expense ............................         (52,321)         (23,648)         (24,560)         (37,367)
                                                    -----------      -----------      -----------      -----------
       Total other income .....................         (28,424)          35,811          (16,992)         (37,364)
                                                    -----------      -----------      -----------      -----------

Net loss ......................................     $(1,620,642)     $  (645,014)     $  (985,881)     $  (872,907)
                                                    -----------      -----------      -----------      -----------

Earnings (loss) per share of common
  Stock .......................................     $      (.41)     $      (.16)     $      (.25)     $      (.22)
Weighted average number of
  common shares outstanding ...................       4,000,000        4,000,000        4,000,000        4,000,000


BALANCE SHEET DATA:
 Cash and cash equivalents ....................     $    31,647      $    20,871      $     7,263      $     4,711
 Total assets .................................         890,838        1,249,527          842,007          885,977
 Total debt(1) ................................       1,107,834           85,164          125,260          344,679


OTHER DATA:
 Net cash (used) in operating activities ......        (924,646)        (626,116)      (1,115,043)        (687,028)
 Net cash (used) in investing activities ......         (87,248)        (512,275)         (99,658)        (266,821)
 Net cash provided by financing activities ....       1,022,670        1,151,999        1,217,253          955,451

----------------

(1) Total debt includes current portion of debt and capital lease obligations.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements and Notes thereto are set out in this Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company, as of November 15, 1997:

               Name                        Position                                 Age
               ----                        --------                                 ---
         Stephen M. Gose, Jr.       Chairman of the Board of Directors              67

         Thomas H. Gose             Director and President                          42

         James E. Sigmon            Director                                        49

         Roberto R. Thomae          Chief Financial Officer                         46
                                    Secretary/Treasurer
                                    Vice President-Finance

         Frank K. Alderman          Vice President-Operations                       41
                                    Assistant Secretary

         Richard A. Sartor          Controller                                      45

Stephen M. Gose, Jr., has served as Chairman of the Board of Directors of the Company since August 1996. Mr. Gose also has served as Chairman of the Board of Directors of The Exploration Company since July, 1984 and as Chairman of the Audit and Compensation Committees of its Board of Directors since May, 1997. He has been active for more than thirty-five years in exploration and development of oil and gas properties, in real estate development, and in ranching through the operations of Cibolo Properties, Inc., its predecessors and affiliates.

Thomas H. Gose has served as Director and President of the Company since August 1996. Mr. Gose has also served as the sole Director, CEO and President of Cibolo Properties, Inc. and Retamco Operating, Inc. He formerly served as President of Spectrum Resources, Inc. Since February, 1989, he has also served as a Director of The Exploration Company, as Secretary from January 1992 to May 1997, and as Assistant Secretary since May 1997. Thomas H. Gose is the son of Stephen M. Gose, Jr.

James E. Sigmon has served as a Director of the Company since August 1996. Mr. Sigmon has also served as President of The Exploration Company since February 1985 and as a Director since July 1984.

Roberto R. Thomae has served as Chief Financial Officer and Vice
President-Finance of the Company since September 1996 and as Secretary/Treasurer since March 1997.

Frank K. Alderman. has served as Vice President-Operations of the Company since September 1996 and as Assistant Secretary since March, 1997.

Richard A. Sartor has served as Controller of the Company since April 1997.

Each of the aforementioned Executive Officers and/or Directors have been elected to serve for one year or until his successor is duly elected.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Information: The following table contains certain information for each of the fiscal years indicated with respect to the chief executive officer and those executive officers of the Company as to whom the total annual salary and bonuses exceed $100,000:


                           SUMMARY COMPENSATION TABLE

Name and                                                          Other Annual     Long-term         All other
Principal Position           Year      Salary       Bonuses       Compensation     Compensation    Compensation
------------------           ----      ------       -------       ------------     ------------    ------------
Thomas H. Gose,              1997      $ 108,000      $ 0            $0               $ 0              $0
   President & CEO           1996         72,000        0             0                 0               0




                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                     % of Total Options
                     # Options      Granted to Employees    Exercise Price  Expiration        Grant
     Name            Granted  (1)     in Fiscal Year           per Share        Date         Date Value
    ---------        ------------    -----------------      -------------   ----------       ----------
Thomas H. Gose        100,000             33.33%            $  0.15           2006           $   0
James E. Sigmon       100,000             33.33%               0.15           2006               0
Roberto R. Thomae      50,000             16.67%               0.15           2006               0
Frank K. Alderman      50,000             16.67%               0.15           2006               0
                     --------            -------                                               ---
Totals                300,000            100.00%                                                 0
                     ========            =======                                               ===

(1) Employee's ten year qualified options granted under the Company's 1996 Flexible Incentive Plan to purchase shares at 110% of current market price at date of grant, vesting at 50% after one year and 100% after two years from the date of grant, and continuing employee status. None were exercisable at August 31, 1997.



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES


                                                       Number of Unexercised      Value of Unexercised
                             # Shares     Value             Options/SARs            Options/SARs at
     Name                    Exercised    Realized         August 31, 1997          August 31, 1997
    ---------                ---------    --------     -----------------------    ------------------
Thomas H. Gose                      -        -              100,000                     $   0
James E. Sigmon                     -        -              100,000                         0
Roberto R. Thomae                   -        -               50,000                         0
Frank K. Alderman                   -        -               50,000                         0
                                                            -------                     -----
Totals                                                      300,000                         0
                                                            =======                     =====

None of the unexercised options were exercisable by option holders as of August 31, 1997.

                           COMPENSATION OF DIRECTORS

Members of the Board of Directors of the Company are not compensated for any services provided as a director.



                              EMPLOYMENT CONTRACTS

The Company has no outstanding employment agreements with any of its employees.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a compensation committee. During the year ended August 31, 1997, the following Directors participated in deliberations of the Company's Board of Directors concerning executive officer compensation: Mr. Stephen M. Gose, Jr., Mr. Thomas H. Gose and Mr. James E. Sigmon, .


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth beneficial ownership of the Company's common stock, its only class of equity security. The percent owned is based on 4,000,000 shares outstanding and 4,800,000 fully diluted shares which includes 800,000 shares under options and warrants as of November 15, 1997.


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning all persons known to the Company to beneficially own 5% or more if its common stock.

                                                                 Percent Owned
         Name and Address of            Number of Shares        Primary Shares
          Beneficial Owner             Beneficially Owned          Outstanding
          ----------------             ------------------          -----------
         Thomas H. Gose                       2,325,840              58.13%
         500 North Loop 1604 East
         Suite 250
         San Antonio, TX 78232

         James E. Sigmon                        210,000               5.25%
         500 N Loop 1604, East
         Suite 250
         San Antonio, Texas 78232

             SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS


Set forth below is the beneficial ownership of the Company's Common Stock at November 14, 1997, by (i) each person who is known to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) executive officers of the Company as a group. The address for each director, Named Executive and The Exploration Company is the Company's address. Information provided is based on the Form 4's obtained from stock records of the Company and the Company's transfer agent.


                                                                           Number of Shares      Percent
                                                                          Beneficially Owned      Owned
               Name of Beneficial Owner  (2)                                   Number            % (1)
               -----------------------------                              ------------------    ---------
               Stephen M. Gose, Jr..........................                     50,000            1.25

               Thomas H. Gose  (3)..........................                  2,325,840           58.18

               James E. Sigmon..............................                    210,000            5.25

               The Exploration Company......................                  1,769,600           44.90

               All directors and executive officers as a
                 Group(2) (3)...............................                  2,685,840           67.10

               -----------


               (1) Except as otherwise noted, the Company believes that each named individual has sole voting and investment power over the shares beneficially owned.

               (2)  The number of shares beneficially owned by Messrs. Stephen
                    M. Gose, Thomas H. Gose and James E. Sigmon include 0, 100,000 and 100,000 shares, respectively, of the Company's Common Stock reserved for issuance under options issued under the Company's 1996 Flexible Incentive Plan.

               (3) The number of shares beneficially owned by Mr. Thomas H. Gose include 254,100 shares owned directly, 164,214 shares owned by Spectrum Resources, Inc., 37,926 owned by Retamco Operating, Inc. and includes all of the shares, 1,769,600, of the Company's Common Stock beneficially owned by the former Parent, of which all three persons listed above serve as directors and share voting and dispositive power with the former Parent, but are attributed solely to Mr. Gose for this presentation only.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During the current year, the Company's former parent, TXCO, made advances to it under a note agreement in the amount of $561,225. Interest accrued at 8% totaled $19,262 at year end and together with principal is due in full on December 31, 1998, but may be demanded by TXCO at any time. Subsequent to the end of the current year, the Company received additional advances and commitments for advances totaling $260,725 through December 31, 1997, under a second note agreement with similar terms from TXCO. The Company has been advised by TXCO that no additional funds will be available from this source after January 1, 1998.

In August, 1996, 10% of the outstanding common stock of ExproFuels, Inc., previously a wholly-owned subsidiary of The Exploration Company, was given by TXCO as consideration to the Directors of ExproFuels, Inc. for services rendered.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-KSB after the signature page, commencing on page F-1.

     (1)       Financial Statements:

              Independent Auditors' Report.
              Balance Sheet, August 31, 1997
              Statements of Operations, Years Ended August 31, 1997 and 1996. Statements of Stockholders' Equity, Years Ended August 31, 1997 and 1996. Statements of Cash Flows, Years Ended August 31, 1997 and 1996.
              Notes to Financial Statements.

     (2) Financial Statement Schedule for the years ended August 31, 1997 and 1996:

              Schedule II - Valuation and Qualifying Reserves.

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted as the required information is inapplicable or the information is presented in the Financial Statements or Notes thereto.

     (3)       Exhibits:

                *3(i) Certificate of Incorporation and Certificate of Amendment of the Issuer

                *3(ii)        Bylaws of the Issuer

                *10.1         1996 Flexible Incentive Plan

                *10.2         Convertible Promissory Note, dated
                              February 12, 1997, to Retamco Operating, Inc.

                *10.3         Convertible Promissory Note, dated
                              December 19, 1996, to Wanluan Investments,
                              Limited

                *10.4         Convertible Promissory Note, dated
                              September 18, 1996, to TransEuro Capital, Inc.

                *10.5 ATI/AEI ExproFuels Agreement (and First and Second Amendments) for the CNG Conversion Project and CNG Refueling Infrastructure in Uzbekistan, Central Asia and the World Market

                *11.1         Statement Regarding Computation of Per Share
                              Earnings

                *99.1         Information Statement

                 27.1         Financial Data Schedule

--------------------------------

         *These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement on Form 10-SB, No. 0-22185, filed with the Securities and Exchange Commission on February 28, 1997 and Form 10-SB (as amended) filed with the Securities and Exchange Commission on August 29, 1997.



(B) Reports on Form 8-K:

         NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EXPROFUELS, INC.
                                     Registrant



November 26, 1997                    By: /s/ THOMAS H. GOSE
                                        ---------------------------------
                                        Thomas H. Gose, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                                  DATE
----------                         -----                                  ----
/s/ STEPHEN M. GOSE, JR.
----------------------------
Stephen M. Gose, Jr.               Chairman of the Board of Directors     November 26, 1997




/s/ THOMAS H. GOSE
----------------------------
Thomas H. Gose                     President and Director                 November 26, 1997
                                  (Principal Executive Officer)


/s/ JAMES E. SIGMON
----------------------------
James E. Sigmon                    Director                               November 26, 1997


/s/ ROBERTO R. THOMAE
----------------------------
Roberto R. Thomae                  Chief Financial Officer                November 26, 1997
                                   Vice President-Finance
                                   Secretary/Treasurer

EXPROFUELS, INC.
CONTENTS
AUGUST 31, 1997



                                                                            PAGE
                                                                            ----
AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report                                                F-1
Balance Sheet                                                               F-2
Statements of Operations                                                    F-4
Statements of Stockholders' Equity (Deficit)                                F-5
Statements of Cash Flows                                                    F-6
Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
ExproFuels, Inc.

We have audited the balance sheet of ExproFuels, Inc. as of August 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExproFuels, Inc. as of August 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations since inception, has a deficiency of current assets to current liabilities of $478,623, an accumulated deficit in retained earnings of $4,238,600, and a deficiency in stockholders' equity of $712,464 at August 31, 1997, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


AKIN, DOHERTY, KLEIN & FEUGE, P.C.
San Antonio, Texas
November 14, 1997

EXPROFUELS, INC.
BALANCE SHEET
AUGUST 31, 1997


ASSETS

Current Assets:
    Cash and equivalents                                            $  31,647
    Accounts receivable, less allowance for doubtful
          accounts of $10,000                                         141,754
     Inventories                                                      400,517
     Prepaid expenses and other                                        34,159
                                                                    ---------
        Total current assets                                          608,077

Property and Equipment:
    Transportation and other equipment                                133,883
    Equipment under capital leases                                     93,326
    Fuel stations                                                     280,889
                                                                    ---------
        Total property and equipment                                  508,098
    Less accumulated depreciation and amortization                   (270,436)
                                                                    ---------
          Net property and equipment                                  237,662

Other Assets:
    Investments in and advances to CNG, net of provision
       for impairment and allowance of $620,658                          -
    Other assets                                                       45,099
                                                                    ---------
                                                                       45,099
                                                                    ---------
Total Assets                                                        $ 890,838
                                                                    =========



SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
BALANCE SHEET
AUGUST 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                              $   495,468
    Current portion of long-term debt-nonaffiliates                          8,945
    Current portion of long-term debt-affiliates                           561,225
    Current portion of capital lease obligations                            21,062
                                                                       -----------
        Total current liabilities                                        1,086,700

Long-term Liabilities:
    Long-term debt-nonaffiliates                                           107,946
    Long-term debt-affiliates                                              400,000
    Capital lease obligations                                                8,656
                                                                       -----------
        Total long-term liabilities                                        516,602

Stockholders' Equity (Deficit):
    Common stock, par value $ .01 per share; authorized 50,000,000
      shares; issued and outstanding 4,000,000 shares                       40,000
    Additional paid-in capital                                           3,486,136
    Accumulated deficit                                                 (4,238,600)
                                                                       -----------
        Total stockholders' equity (deficit)                              (712,464)
                                                                       -----------


Total Liabilities and Stockholders' Equity (Deficit)                   $   890,838
                                                                       ===========



SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 1997 AND 1996



                                                    1997               1996
                                                -----------        -----------
REVENUES:
    Conversion sales                            $   643,607        $   557,641
    Fuel station construction sale                  148,453            301,115
    Alternative fuel sales                          333,950            187,645
                                                -----------        -----------
                                                  1,126,010          1,046,401

COSTS AND EXPENSES:
    Cost of sales                                 1,004,613            752,024
    Shop general and administrative                 420,983            484,920
    Depreciation and amortization                    88,654             85,574
    General and administrative                      583,320            404,708
    Impairment of investment in CNG                 620,658                 --
                                                -----------        -----------
           Total costs and expenses               2,718,228          1,727,226
                                                -----------        -----------

LOSS FROM OPERATIONS                             (1,592,218)          (680,825)

Other Income (Expense):
    Sublease rental income                           13,500             58,500
    Interest income                                     730                959
    Other income                                      9,667                 --
    Interest expense                                (52,321)           (23,648)
                                                -----------        -----------
                                                    (28,424)            35,811
                                                -----------        -----------
NET LOSS                                        $(1,620,642)       $  (645,014)
                                                ===========        ===========


PER SHARE DATA:

Net loss per common share                       $      (.41)       $      (.16)
                                                ===========        ===========

Weighted average number of
  common and common equivalent
  shares outstanding                              4,000,000          4,000,000
                                                ===========        ===========





SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED AUGUST 31, 1997 AND 1996



                                               Common Stock             Additional
                                        ---------------------------       Paid-in        Accumulated
                                          Shares          Amount          Capital          Deficit           Total
                                        -----------     -----------     -----------      -----------      -----------
BALANCE AT SEPTEMBER 1, 1995                     --     $        --     $        --      $(1,972,944)     $(1,972,944)

    Issuance of common stock              4,000,000          40,000         (40,000)              --               --
    Contribution of capital by
      parent                                     --              --       3,526,136               --        3,526,136
    Net loss for the year                        --              --              --         (645,014)        (645,014)
                                        -----------     -----------     -----------      -----------      -----------

BALANCE AT AUGUST 31, 1996                4,000,000          40,000       3,486,136       (2,617,958)         908,178

    Net loss for the year                        --              --              --       (1,620,642)      (1,620,642)
                                        -----------     -----------     -----------      -----------      -----------

BALANCE AT AUGUST 31, 1997                4,000,000     $    40,000     $ 3,486,136      $(4,238,600)     $  (712,464)
                                        ===========     ===========     ===========      ===========      ===========



SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1997 AND 1996


                                                          1997             1996
                                                      -----------      -----------
OPERATING ACTIVITIES:
    Net loss                                          $(1,620,642)     $  (645,014)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Change in allowance for doubtful accounts          (25,000)              --
       Proceeds from sale of equipment                      5,816               --
    Reserve for impairment and allowance on CNG           620,658               --
       Depreciation                                        80,320           85,574
    Amortization                                            8,334               --
    Changes in operating assets and liabilities:
    Receivables                                            37,947           66,775
    Inventory                                            (256,550)         (40,011)
    Prepaid expenses and other                            (14,813)           6,025
    Accounts payable and accrued expenses                 239,284          (99,465)
                                                      -----------      -----------
Net cash (used) in operating activities                  (924,646)        (626,116)

INVESTING ACTIVITIES:
    Purchase of property and equipment                    (48,904)         (79,946)
    Investments in and advances to CNG                    (28,232)        (442,426)
    Other assets                                          (10,112)          10,097
                                                      -----------      -----------
Net cash (used) in investing activities                   (87,248)        (512,275)

FINANCING ACTIVITIES:
    Advances from affiliate                               561,225        1,192,095
    Proceeds from long-term debt                          500,000               --
    Payments on long-term debt                            (38,555)         (40,096)
                                                      -----------      -----------
Net cash provided by financing activities               1,022,670        1,151,999
                                                      -----------      -----------

INCREASE IN CASH AND EQUIVALENTS                           10,776           13,608

Cash and equivalents at beginning of year                  20,871            7,263
                                                      -----------      -----------

CASH AND EQUIVALENTS AT END OF YEAR                   $    31,647      $    20,871
                                                      ===========      ===========






SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                            $    27,532      $    22,636
    Cash paid for income taxes                                 --               --



SEE NOTES TO FINANCIAL STATEMENTS.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations: ExproFuels, Inc. (the Company), formerly a division of The Exploration Company (TXCO), began operating as a wholly-owned subsidiary of TXCO August 15, 1996, following the issuance of 4,000,000 shares of its common stock. The Company converts vehicle engines that use gasoline for combustion to propane or natural gas, supplies alternative fuels to customers, and constructs alternative fuels refueling facilities. Customers are primarily located in Texas and Arizona.

On August 30, 1996, TXCO distributed to it's Directors 400,000 common stock shares it owned in ExproFuels, Inc. for services rendered, thereby reducing TXCO's ownership interest from 100% to 90%.

On August 29, 1997, TXCO distributed 1,910,000 common stock it owned in ExproFuels, Inc. to TXCO stockholders of record as of September 13, 1997. The effect of the distribution was to reduce TXCO's ownership in ExproFuels, Inc. to approximately 42%.

The Statement of Operations for the year ended August 31, 1996 includes the accounts of ExproFuels while operated as a division of TXCO (September 1, 1995 through August 14, 1996) and as a subsidiary of TXCO (August 15, 1996 through August 31, 1996).

Cash and Equivalents: Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less.

Inventories: Inventories, consisting principally of finished goods (parts), are valued at the lower of cost or market using the first-in, first-out method of accounting.

Property and Equipment: Transportation and other equipment, equipment reported under capitalized leases and fuel stations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Major renewals and betterments are capitalized while repairs are expensed as incurred.

Federal Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred assets for which realization is doubtful.

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. The Company's raw materials are readily available and the Company is not dependent on a single supplier or a few suppliers. The Company generally requires no collateral from its customers.

Corporate Expenses: The Company shares office space, office equipment and certain personnel with TXCO. The Statements of Operations for the years ended August 31, 1997 and 1996 include all direct and indirect costs of the Company, incurred either by it or on its behalf by TXCO. The most significant common expenses have been allocated to the Company generally as follows: a) payroll and related costs have been allocated on a pro-rata basis using an estimate of the percentage of time devoted by the personnel (those personnel with responsibilities for both companies) to TXCO and ExproFuels; b) office costs, including rents, corporate depreciation and similar charges have been allocated pro-rata based on a determination of the corporate office square footage used by each Company's direct personnel to total office square footage. Other general and administrative charges are not significant, but have generally been allocated based on a combination of a) and b).

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share: Loss per common and common equivalent share are computed by dividing net loss by the weighted average number of shares outstanding during the period. Common stock issued in connection with the Company's incorporation on August 15, 1996 has been assumed to be outstanding for all periods presented.

Government Regulations: Substantially all of the Company's facilities are subject to federal, state and local provisions regulating the discharge of materials into the environment. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

Fair Value of Financial Instruments: The only financial instruments of the Company at August 31, 1997 and 1996, are cash and equivalents, trade accounts receivable and payable, and long-term debt. In all cases the carrying amount of the financial instruments approximates fair value.

Revenue Recognition: The Company recognizes conversion sales and fuel station construction sales upon completion of the work. Fuel sales are recognized at the time of the sale.


NOTE B - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been substantially reliant on The Exploration Company to fund its cash requirements. As shown in the financial statements, the Company has suffered recurring losses, has a deficiency of current assets to current liabilities of $478,623, an accumulated deficit in retained earnings of $4,238,600 at August 31, 1997, and a deficiency in stockholders' equity of $712,464. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as going concern.

Management is seeking alternatives, including raising additional debt or equity financing. See Note D. The Company's ability to continue to operate is dependent upon successfully accomplishing some or all of these or other alternatives, and ultimately to attain profitable operations.


NOTE C - INVESTMENTS IN AND ADVANCES TO CNG INTERNATIONAL

The Company has invested $620,658 at August 31, 1997 in CNG International, L.L.C., a Tennessee company formed for the purpose of converting motor vehicles to operate on alternative fuels, manufacturing and selling of related component equipment and to develop the necessary infrastructure to support operation of motor vehicles on alternative fuels primarily in Uzbekistan, a former Soviet Republic. The total investment of $620,658 is composed of an equity investment of $381,123 and accounts receivable of $239,535. At August 31, 1997, ExproFuels, Inc. owned an 10.8% interest in CNG International and accounted for its ownership interest using the cost method of accounting.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE C - INVESTMENTS IN AND ADVANCES TO CNG INTERNATIONAL - CONTINUED

 In July, 1997, management became aware that its relationship with the majority owners of CNG International had deteriorated to the level whereby the Company filed suit in federal court to force payment of its accounts receivable of $239,535. The majority owners of CNG International in turn countersued ExproFuels, Inc. claiming, among other things, breach of contracts. The Company is vigorously contesting the countersuit, and management believes it will ultimately be successful in the legal claims. However, management has concluded its investment in CNG International of $381,123 is at risk, and timely or ultimate collection of its account receivable of $239,535 is doubtful. Accordingly, at August 31, 1997 the Company has fully impaired its investment of $381,123 and allowed for its accounts receivable of $239,535.


NOTE D - LONG TERM DEBT

Long-term debt and capitalized lease obligations consist of the following at August 31, 1997:

    Notes payable to financial institutions, with interest rates from 8.50% to
    12%,due in monthly installments of $901
    and secured by certain vehicles.                                                                   $  16,891

    Capital lease obligations, with imputed interest rates from 16.21% to
    19.82%, due in monthly installments of $2,349
    and secured by related leased equipment.                                                              29,718

    Convertible notes payable with interest at 6%, interest due quarterly and principal due from July, 1999 to February,
    2000.  See below.                                                                                    500,000

    Notes payable to affiliate with interest at 8%, due on demand
    and unsecured.  See below.                                                                           561,225
                                                                                                       ---------

         Total long-term debt and capitalized lease obligations                                        1,107,834

    Less current portion                                                                                 591,232
                                                                                                       ---------

         Long-term portion of debt and capitalized lease obligations                                   $ 516,602
                                                                                                       =========


Convertible Notes Payable: During the current year, the Company issued four separate unsecured convertible debentures, all with identical terms, except for the due date, if not converted. Each debenture requires quarterly interest payments computed at 6%, and are convertible at the payee's option into common stock of the Company at the rate of $1 of debt to 1 share of common stock. The Company has the right to force conversion if it attains $2,000,000 in total assets. The convertible debentures were issued to parties related to the Company ($400,000) and to an unrelated third party ($100,000), and, if not converted, are due from September 18, 1999 to April 11, 2000.

Notes Payable to Affiliate: During the current year the Company's former parent, TXCO, made advances to it under a note agreement in the total amount of $561,225. The debt accrues interest at 8% and is due in full on December 31, 1998, but may be demanded by TXCO at any time.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE D - LONG TERM DEBT - CONTINUED

The following is a schedule of principal maturities of long-term debt and capital lease obligations as of August 31, 1997:

          Fiscal Year Ended
               August 31                Debt               Leases           Total
          -------------------        -----------          --------        -----------
                1998                 $   570,170          $ 21,062        $   591,232
                1999                     205,839             8,656            214,495
                2000                     302,107              -               302,107
                                     -----------          --------        -----------

                                     $ 1,078,116          $ 29,718        $ 1,107,834
                                     ===========          ========        ===========


Future minimum rentals under all capital leases are as follows:

                1998                                                 $ 28,212
                1999                                                    7,615
                                                                     --------
                Total minimum rentals                                  35,827
                    Less amount representing interest,
                       executory costs and profit                       6,109
                                                                     --------

                Present value of capital lease obligations           $ 29,718
                                                                     ========


NOTE E - STOCKHOLDERS' EQUITY

Preferred Stock: The Company has authorized 10,000,000 shares of preferred stock, none of which is issued. Terms and rights of the stock have not been established by the Board of Directors.

Stock Options: The Company grants options to its officers, directors, and key employees under its 1996 Flexible Incentive Plan. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FASB 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's stock option plans have authorized the grant of options to management, directors, and key personnel for up to 400,000 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable based on the specific terms imposed at the date of grant, generally ranging up to three years from the date of the grant.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.25% and 6.25%; dividend yields of -0-% and -0-%; volatility factors of the expected market price of the Company's common stock of .300 and .300; and a weighted-average expected life of the option of five years.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE E - STOCKHOLDERS' EQUITY - CONTINUED

The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the years ended August 31:

                                            1997              1996
                                        ------------      ------------
Pro forma net (loss)                    $ (1,620,642)     $   (645,014)
Pro forma net loss per common share     $      (0.41)     $      (0.16)


A summary of the status of the Company's stock option plan as of August 31, 1997 and 1996, and changes during the fiscal years then ending, is presented below:

                                                              1997                                          1996
                                         -----------------------------------------------------------------------
                                                              Weighted-Average                   Weighted-Average
                                                   Shares      Exercise Price    Shares            Exercise Price
                                                   ------      --------------    ------            --------------
Outstanding options at beginning of year                --            $                  --          $     --
     Granted                                       300,000              0.15             --                --
     Exercised                                          --                --             --                --
     Forfeited                                          --                --             --                --
                                                  --------            ------    -----------          --------

Outstanding options at end of year                 300,000            $ 0.15             --          $     --
                                                  ========            ======    ===========          -=======

Options exercisable at end of year                       0               N/A             --          $     --
                                                  ========            ======    ===========          -=======

Weighted-average fair value of
 options granted during the year*                                     $   --                         $     --
                                                                      ======                         -=======

* Due to the Company's financial condition at date of grant and August 31, 1997, the options granted have a determined fair value of $0.

The following table summarizes information about the options outstanding at August 31, 1997:

                                        Options Outstanding                            Options Exercisable
                         -----------------------------------------------         ------------------------------
                                       Weighted-Average
                           Number          Remaining     Weighted-Average          Number      Weighted-Average
        Exercise Price   Outstanding    Contractual Life  Exercise Price         Exercisable     Exercise Price
        --------------   -----------    ----------------  --------------         -----------     --------------
           $ 0.15          300,000          9 years           $ 0.15                 0                 N/A

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996


NOTE F - OPERATING LEASES

The Company shares office space with TXCO and pays to them $4,725 per month for the use of office space and equipment. In addition, the Company leases from nonaffiliates its conversion facilities and a fuel station location under noncancellable leases with terms from one to three years.

For the years ended August 31, 1997 and 1996, the Company incurred rent expense of $120,925 and $141,996, respectively and received sublease rental income of $13,500 in 1997 and $58,500 in 1996. Future minimum rentals under all noncancellable operating leases are as follows at August 31, 1997:

           1998                                          $ 34,800
           1999                                            22,500
                                                         --------

           Net future minimum rentals                    $ 57,300
                                                         ========

NOTE G - FEDERAL INCOME TAXES

The Company began operating as a corporation on August 15, 1996; accordingly, its tax attributes began on that date.

Deferred taxes are as follows at August 31, 1997:

    Deferred tax assets:
      Net operating loss carryforwards                                     $ 1,650,000
      Statutory tax rate                                                           34%
                                                                           -----------
        Net deferred tax asset                                                 561,000

    Less valuation allowance                                                  (561,000)
                                                                           -----------
    Deferred income tax asset recorded                                     $        --
                                                                           ===========

The net operating loss carryforwards expire $27,000 in 2011 and $1,623,000 in 2012.


NOTE H - RELATED PARTY TRANSACTIONS

On August 31, 1996, 10% of the outstanding common stock of the Company previously held by TXCO was given as consideration for services rendered to the Directors of ExproFuels, Inc.

During fiscal year 1997, TXCO advanced the Company $561,225 under a note agreement. See Note D.

During fiscal year 1997, related parties advanced the Company $400,000 under convertible debenture agreements. See Note D.

EXPROFUELS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997 AND 1996



NOTE I - MAJOR CUSTOMERS

Sales to major customers are as follows for the years ended August 31:


                     Customer                       1997            1996
                   ------------                 ------------    -----------
                       A                        $ 176,235       $      --
                       B                          119,181              --
                       C                          108,425          83,663
                       D                           20,302         259,438
                       E                               --          86,110

                               INDEX TO EXHIBITS


Exhibit Number            Description
--------------            -----------
    27.1                  Financial Data Schedule