Form 10QSB
period 1997-11-30
EXPROFUELS INC
filed 1998-01-21
CIK 1034651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter ended                         Commission File No. 0-22185
     November 31, 1997


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 9, 1997.


Common Stock $0.01 par value                               4,000,000
         (Class of Stock)                              (Number of Shares)

                          Total number of pages is 12

PAGE>

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                                                NOVEMBER  30, 1997                  AUGUST 31, 1997
------                                                                --------  --------                  ---------------

CURRENT ASSETS
    Cash and equivalents                                                   $      53,445                     $     31,647
    Accounts receivable, net                                                     228,811                          141,754
    Inventories                                                                  358,408                          400,517
    Prepaid expenses and other                                                    26,122                           34,159
           Total Current Assets                                                  666,786                          608,077


PROPERTY  AND EQUIPMENT
    Transportation and other equipment                                           134,396                          133,883
    Equipment under capital leases                                                93,326                           93,326
    Fuel stations                                                                284,292                          280,889
    Less accumulated depreciation and amortization                             (291,436)                        (270,436)
           Net property and equipment                                            220,578                          237,662

OTHER ASSETS
    Investment in and advances to CNG International                                  -0-                              -0-
    Other assets                                                                  42,075                           45,099
                                                                                  42,075                           45,099



                  TOTAL ASSETS                                               $   929,439                      $   890,838
















See notes to financial statements.

PAGE>

                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)




LIABILITIES AND STOCKHOLDERS EQUITY                                        NOVEMBER 30, 1997               AUGUST 31, 1997

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $      703,335                 $      495,468
    Current portion of long-term debt                                              8,485                          8,945
    Current portion of long-term debt-affiliates                                 752,342                        561,225
    Current portion of capital lease obligations                                  20,677                         21,062
           Total Current Liabilities                                           1,484,839                      1,086,700


LONG TERM LIABILITIES
    Long-term debt                                                               506,183                        507,946
    Long-term capital lease obligations                                            3,003                          8,656
           Total Long-term Liabilities                                           509,186                        516,602


STOCKHOLDERS EQUITY
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        4,000,000 shares                                                          40,000                         40,000
    Additional paid-in capital                                                 3,486,136                      3,486,136
    Accumulated deficit                                                      (4,590,722)                    (4,238,600)
           Total Stockholders Equity                                        (1,064,586)                      (712,464)


           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $      929,439                  $     890,838
                                                                         ==============                  =============
















See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS                   THREE MONTHS
                                                                           ENDED                          ENDED
                                                                     NOVEMBER 30, 1997             NOVEMBER 30, 1996
                                                                     -----------------             -----------------


REVENUES:
    Conversion sales                                                   $     117,923                 $   157,333
    Fuel station construction sales                                          169,722                      19,453
    Alternative fuel sales                                                    72,736                      85,694
                                                                             360,381                     262,480
COSTS AND EXPENSES:
    Cost of sales                                                            419,931                     203,988
    Shop general and administrative                                           97,142                     116,000
    Depreciation and amortization                                             24,073                      21,833
    General and  administrative                                              157,626                     138,925
            Total costs and expenses                                         698,772                     480,746


Loss from operations                                                       (338,391)                   (218,266)

OTHER INCOME (EXPENSE):
    Sublease rental income                                                       -0-                      13,500
    Interest income                                                              228                         208
    Interest expense                                                        (13,959)                     (5,992)
                                                                            (13,731)                       7,716

Net loss                                                               $   (352,122)                 $ (210,550)


AMOUNTS PER COMMON SHARE:

Net loss                                                               $      (0.09)                 $   (0.05)
                                                                       ============                  ==========















See notes to financial statements.

                                                     EXPROFUELS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                           THREE MONTHS                 THREE MONTHS
                                                                               ENDED                        ENDED
                                                                         NOVEMBER 30, 1997            NOVEMBER 30, 1996
                                                                         -----------------            -----------------

OPERATING ACTIVITIES:
Net Loss                                                                    $ (352,122)                  $  (210,550)
Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation, depletion and amortization                                   24,073                        21,833
Changes in operating assets and liabilities:
     Receivables                                                               (87,057)                       (5,255)
     Inventory                                                                   42,109                      (68,533)
     Prepaid expenses and other                                                   8,037                         5,020
     Accounts payable and accrued expenses                                      207,867                        73,548
Net cash (used) in operating activities                                       (157,093)                     (183,937)

INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (3,916)                       (1,986)
     Investments in and advances to venture                                         -0-                      (31,798)
     Other assets                                                                  (49)                       (6,389)
Net cash (used) in investing activities                                         (3,965)                      (40,173)

FINANCING ACTIVITIES:
     Advances from former parent company                                        191,117                        40,000
     Proceeds from long-term debt obligations                                       -0-                       200,000
     Payments on long-term obligations                                          (8,261)                       (7,823)
Net cash provided by financing activities                                       182,856                       232,177

INCREASE IN CASH AND EQUIVALENTS                                                 21,798                         8,067

Cash and equivalents at beginning of period                                      31,647                        20,871

CASH AND EQUIVALENTS AT END OF PERIOD                                     $      53,445                 $      28,938
                                                                          =============                 =============











See notes to financial statements.

                                EXPROFUELS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   PERIODS ENDED MAY 31, 1997 AND MAY 31, 1996
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of ExproFuels, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited financial statements contained in the Companys annual report filed on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Companys annual report on Form 10-KSB for the year ended August 31, 1997 and its Registration Statement on Form 10-SB, as amended, filed on August 27, 1997 for the three years and the fiscal year ended August 31, 1996, which are incorporated herein by reference.

2. COMMON STOCK AND LOSS PER SHARE

The Companys 1996 Flexible Incentive Plan (the Plan) provides incentive stock options for granting to its officers, directors and management, under which options for the purchase of 400,000 shares of common stock have been reserved.

As of November 30, 1997, the Company had outstanding options for the purchase of 300,000 shares of common stock granted under the terms of the Plan, all of which vest 50% in one year and 100% in two years. The options are exercisable at 110% of appraised fair market value of the common stock, which was $0.13 per share on the date of the grant and expire ten years from the date of the grant, or upon termination of employment, if earlier.

In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, effective for interim or annual periods ending after December 15, 1997. Implementation of this Statement is not expected to have a significant impact on the earnings per share calculation of the Company.

Loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                      THREE MONTHS
                                                      ------------
                         November 30, 1997             4,000,000
                         November 30, 1996             4,000,000

Common stock equivalents are not considered in the computation of net loss per common share as their effect is anti-dilutive.




3. LONG TERM DEBT

At November 30, 1997, the Company had an outstanding balance of $500,000 under the terms of its four separate unsecured convertible debentures, all with identical terms, except for the due date, if not converted. Each debenture requires quarterly interest payments computed at 6%, and are convertible at the payees option into common stock of the Company at the rate of $1 of debt to 1 share of common stock. At November 30, 1997, the Company had accrued and unpaid interest due of $6,049. As of January 1, 1998, the Company had not made the quarterly interest payment due and was technically in default under the terms of the agreements. Subsequently, on January 20, 1998, the Company paid all accrued interest due on its debt, had obtained waivers on the default pertaining to a $200,000 portion of the outstanding debentures, and was in process of obtaining waivers on the remaining portion.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Companys audited financial statements and notes thereto for the fiscal year ended August 31, 1997, included in the Companys Form 10-KSB.

FINANCIAL CONDITION AND CAPITAL RESOURCES

At August 31, 1997, the Company had cash on hand of $31,647, a working capital deficiency of $478,623 based on current assets of $608,077 and current liabilities of $1,086,700, and a stockholders deficit of $712,464. This compared to cash on hand of $53,445 at November 30, 1997, a working capital deficiency of $818,053 based on current assets of $666,786 and current liabilities of $1,484,839 resulting in a stockholders deficit of $1,064,586.

Through the three months ended November 30, 1997 the Company raised cash from its net operating activities of $21,798, while its principal source of working capital came in the form of advances from its former parent, The Exploration Company (TXCO), totaling $191,117 for the period. The Company used available capital to fund its net loss of $352,122 and capital investments totaling $3,965 for purchases of property and equipment during the period.

In order to meet the Companys obligations, ExproFuels must continue to seek additional sources of operating capital through additional debt or equity financing. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. The Company anticipates returning to the same financiers of its Convertible Debt for funding its additional debt or equity financing needs; however, the Company has secured no commitment for such additional financing as of the date hereof, nor has it obtained firm commitments from any of its lenders or creditors to refinance its outstanding debt when it comes due. In addition, while the Companys former Parent, had committed additional working capital funds through December 31, 1997, TXCO has advised the Company that no additional funds will be available from this source after that date. All of these factors raise substantial doubt as to the Companys ability to continue as a going concern.

The Companys  financial  position poses certain risks,  including the risk that
(i) cash flow from operations  will be  insufficient to maintain  operations or;
(ii) it will be unable to obtain financing in the future for working capital, debt service, capital expenditures and general corporate purposes; and (iii) the Company will be more vulnerable to economic downturns and may be unable to withstand competitive pressures. If Managements efforts to raise additional capital are not successful, the Companys financial condition and liquidity and its ongoing ability to maintain its operations as a going concern, will be materially adversely affected.

RESULTS OF OPERATIONS

ExproFuels total revenues for the three months ended November 30, 1997 increased by 37.3% to $360,381 compared to the same quarter of 1996. Contributing most significantly was an increase of $150,269 in fuel station construction revenues increasing from $19,453 for the first quarter of 1996 to $169,722 for the current quarter. This increase was due to five new fuel station construction contracts in the San Antonio area. This increase was partially offset by a 25% decrease in conversion sales of $39,410, from $157,333 in the prior year to $117,923 during the current quarter due to the completion of existing contracts during the period while less new contracts were added during the quarter. Additionally offsetting the increase was a 15% decrease in alternative fuel sales of $12,958 from $85,694 last year to $72,736 for the same quarter this year primarily due to the expiration of fleet fueling contracts with the City of Plano and the Texas Department of Criminal Justice facility at Beeville, Texas during the current quarter.

Costs and expenses increased $218,026 to $698,772 in the current quarter from $480,746 for the same quarter last year. Costs of sales increased $215,943 primarily due to inventory adjustments resulting from the physical inventory taken at November 30, 1997 and costs associated with new fuel station construction projects during the period.

Sublease rental income decreased to $0 in the first quarter compared to $13,500 in the same period of 1997 due to the expiration of the Companys original lease of its old Louisiana shop facility which had been subleased on a breakeven basis since 1995. Interest expense for the current quarter increased by $7,967 as a result of borrowings under its working capital credit agreement provided by the Companys former parent.

Subsequent to the end of the current quarter, the Company has continued in its efforts to identify new opportunities to install additional fuel stations domestically, and to obtain additional conversion contracts in Texas and Arizona. Management continues to reevaluate operating activities in each of the Companys markets, with the immediate goal of reducing ongoing operating losses. By strenghtening its affiliate shop relationships in selected markets, the Company intends to maintain adequate service levels for its existing customer base, while reducing operating overhead levels associated with company owned facilities.

                          PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

The Company is not involved in any significant matters of litigation incidental to its business, except for the following:

Disputes between ExproFuels and CNG International, AEI and ATI resulted in the filing of two lawsuits in July, 1997, one by ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking, among other things, (i) damages in the amount of ExproFuels' investment in CNG International (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG International (approximately $239,000) and ExproFuels' lost profits or (ii) recision of ExproFuels' arrangement with CNG International and a refund of all monies invested in or advanced to CNG International. ATI and AEI, in their lawsuit, have sued ExproFuels for breach of contract, tortious interference with contract, libel, slander, defamation and unfair competition. ATI and AEI are seeking a declaratory judgment that ExproFuels' interest in CNG International is null and void as well as unspecified compensatory and exemplary damages. Recent actions have resulted in the consolidation of the lawsuits in federal court in Memphis, Tennessee with the parties being directed to enter into arbitration. ExproFuels intends to pursue its claims and vigorously defend itself against ATIs and AEIs claims. While the Company and its counsel remain optimistic ExproFuels will prevail in the matter, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing.


ITEM 2.           CHANGES IN SECURITIES

         None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

At November 30, 1997, the Company had accrued and unpaid interest due of $6,049. As of the January 1, 1998 due date, the Company had not made its quarterly interest payment and was technically in default under the terms of the agreements. Subsequently, on January 20, 1998, the Company paid all accrued interest due, had obtained waivers on the default for a $200,000 portion of the outstanding debentures, and was in process of obtaining waivers of its default on the remaining portion.

Management is confident that it will obtain waivers of its default from its remaining debenture holders as provided for under the terms of the agreements and further expect to restructure the remaining debt with more favorable terms during the second quarter of Fiscal 1998.


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



                                        EXPROFUELS, INC.
                                       (Registrant)






                                        /s/ Roberto R. Thomae
                                        Roberto R. Thomae,
                                        Chief Financial Officer
                                        (Signing on behalf of the Registrant and
                                         as chief accounting officer)






Date:  January 20, 1998