Form 10QSB
period 1998-02-28
EXPROFUELS INC
filed 1998-04-20
CIK 1034651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter ended                          Commission File No. 0-22185
     February 28, 1998


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


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 20, 1998:


      Common Stock $0.01 par value                             4,000,000
               (Class of Stock)                            (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                                 Feb 28, 1998 Aug 31, 1997
------                                                 ------------  -----------


Current Assets
    Cash and equivalents .............................   $  21,898    $  31,647
    Accounts receivable, net .........................     119,764      141,754
    Inventories ......................................     276,737      400,517
    Prepaid expenses and other .......................      26,874       34,159
                                                         ---------    ---------
           Total Current Assets ......................     445,273      608,077


Property  and Equipment
    Transportation and other equipment ...............     128,611      133,883
    Equipment under capital leases ...................      93,326       93,326
    Fuel stations         ............................     284,292      280,889
    Less accumulated depreciation and amortization ...    (307,490)    (270,436)
                                                         ---------    ---------
           Net property and equipment ................     198,739      237,662

Other Assets
    Investment in and advances to CNG International ..         -0-          -0-
    Other assets .....................................      33,991       45,099
                                                         ---------    ---------
                                                            33,991       45,099
                                                         ---------    ---------



                  Total Assets .......................   $ 678,003    $ 890,838
                                                         =========    =========
















See notes to financial statements.

                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)





Liabilities and Stockholders' Equity                                        February 28, 1998               August 31, 1997
------------------------------------                                        -----------------               ---------------


Current Liabilities
    Accounts payable and accrued expenses                                 $      535,310                 $      495,468
    Current portion of long-term debt-others                                       1,761                          8,945
    Current portion of long-term debt-affiliates                                 877,342                        561,225
    Current portion of capital lease obligations                                  15,453                         21,062
                                                                            ------------                 --------------
           Total Current Liabilities                                           1,429,866                      1,086,700


Long-term Liabilities
    Long-term debt-others                                                        500,000                        507,946
    Long-term capital lease obligations                                            2,418                          8,656
                                                                            ------------                ---------------
           Total Long-term Liabilities                                           502,418                        516,602


Stockholders' Equity
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        4,000,000 shares                                                          40,000                         40,000
    Additional paid-in capital                                                 3,486,136                      3,486,136
    Accumulated deficit                                                       (4,780,417)                    (4,238,600)
                                                                           -------------                     ----------
           Total Stockholders' Equity                                         (1,254,281)                      (712,464)
                                                                           -------------                    -----------


           Total Liabilities and Stockholders' Equity                     $      678,003                  $     890,838
                                                                           =============                   ============

















See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months    Three Months
                                                        Ended           Ended
                                                    Feb 28, 1998    Feb 28, 1997


Revenues:
    Conversion sales .........................       $ 302,542        $ 108,175
    Fuel station construction sales ..........           5,789           77,400
    Alternative fuel sales ...................          60,974           99,330
                                                     ---------        ---------
                                                       369,305          284,905

Costs and Expenses:
    Cost of sales ............................         300,536          227,439
    Shop general and administrative ..........         106,940          102,779
    Depreciation and amortization ............          24,084           21,834
    General and  administrative ..............         118,392          149,359
                                                     ---------        ---------
            Total Costs and Expenses .........         549,952          501,411
                                                     ---------        ---------


Loss from operations .........................        (180,647)        (216,506)

Other Income (Expense):
    Sublease rental income ...................             -0-              -0-
    Interest income ..........................             370              163
    Interest expense .........................          (9,418)          (7,891)
                                                     ---------        ---------
                                                        (9,048)          (7,728)
                                                     ---------        ---------

Net loss .....................................       $(189,695)       $(224,234)
                                                     =========        =========


Amounts Per Common Share:

Basic loss per common share ..................       $   (0.05)       $   (0.06)
                                                     =========        =========















See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Six Months      Six Months
                                                       Ended           Ended
                                                    Feb 28, 1998    Feb 28, 1997
                                                    ------------    ------------


Revenues:
    Conversion sales .........................     $   420,465      $   265,508
    Fuel station construction sales ..........         175,511           96,854
    Alternative fuel sales ...................         133,710          185,024
                                                   -----------      -----------
                                                       729,686          547,386

Costs and Expenses:
    Cost of sales ............................         720,467          431,428
    Shop general and administrative ..........         204,082          218,779
    Depreciation and amortization ............          48,157           43,667
    General and  administrative ..............         276,018          288,284
                                                   -----------      -----------
            Total Costs and Expenses .........       1,248,724          982,158
                                                   -----------      -----------


Loss from operations .........................        (519,038)        (434,772)

Other Income (Expense):
    Sublease rental income ...................             -0-           13,500
    Interest income ..........................             598              371
    Interest expense .........................         (23,377)         (13,883)
                                                   -----------      -----------
                                                       (22,779)             (12)
                                                   -----------      -----------

Net loss .....................................     $  (541,817)     $  (434,784)
                                                   ===========      ===========


Amounts Per Common Share:

Basic loss per common share ..................     $     (0.14)     $     (0.11)
                                                   ===========      ===========















See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Six Months     Six Months
                                                        Ended          Ended
                                                     Feb 28, 1998   Feb 28, 1997
                                                     ------------   ------------


Operating Activities:
Net Loss ...........................................    $(541,817)    $(434,784)
Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation, depletion and amortization .....       48,157        43,667
Changes in operating assets and liabilities:
     Receivables ...................................       21,990        48,094
     Inventory .....................................      123,780      (158,600)
     Prepaid expenses and other ....................        7,285         1,573
     Accounts payable and accrued expenses .........       39,842         6,745
                                                        ---------     ---------
Net cash (used) in operating activities ............     (300,763)     (493,305)

Investing Activities:
     Purchases of property and equipment ...........      (14,122)       (4,546)
     Proceeds from sale of equipment ...............       11,045           -0-
     Investments in and advances to venture ........          -0-       (31,798)
     Other assets ..................................        4,951         1,432
                                                        ---------     ---------
Net cash provided (used) in investing activities ...        1,874       (34,912)

Financing Activities:
     Advances from affiliates ......................      316,117       148,405
     Proceeds from long-term debt obligations ......          -0-       400,000
     Payments on long-term obligations .............      (26,977)      (17,505)
                                                        ---------     ---------
Net cash provided by financing activities ..........      289,140       530,900
                                                        ---------     ---------

Increase (Decrease) in cash and equivalents ........       (9,749)        2,683

Cash and equivalents at beginning of period ........       31,647        20,781
                                                        ---------     ---------

Cash and equivalents at end of period ..............    $  21,898     $  23,464
                                                        =========     =========












See notes to financial statements.

                                EXPROFUELS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              PERIODS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
                                   (UNAUDITED)


1.       Basis of Presentation

             The accompanying unaudited financial statements of ExproFuels, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accounting policies followed by the Company are set forth in Note A to the audited financial statements contained in the Company's annual report filed on Form 10-KSB.

             In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the audited financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended August 31, 1997 and its Registration Statement on Form 10-SB, as amended, filed on August 27, 1997 for the three years ended August 31, 1996, which are incorporated herein by reference.


2.        Common Stock and Basic Loss Per Share

             As of February 28, 1998, the Company had outstanding options to purchase 300,000 shares of common stock at a price of 110% of the share's appraised fair market value, which was $0.13 per share on the date of grant and which expire through September 2006.

             Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                       Three Months   Six Months
                                                       ------------   ----------
               February 28, 1998 ...................     4,000,000     4,000,000
               February 28, 1997 ...................     4,000,000     4,000,000

             Common stock equivalents are not considered in the computation of net loss per common share as their effect is anti-dilutive.


3.        Long Term Debt

             At the beginning of the current quarter, the Company had an outstanding balance of $500,000 under the terms of its four separate unsecured convertible debentures, all with identical terms, except for the due date, if not converted. Each debenture required quarterly interest payments computed at 6%, and was convertible at the payee's option into common stock of the Company at the rate of $1 of debt to 1 share of common stock.

             At January 1, 1998, the Company had not made the quarterly interest payments due and was technically in default under the terms of the agreements. Prior to the end of the current quarter, the Company paid all accrued interest due on its debt and obtained waivers on the default from all debenture holders. Effective January 19, 1998, the Company restructured the interest payment terms of two of the debentures, each with a face amount of $100,000 and both originally issued to parties related to the Company. The modifications deferred all future payments of accrued interest until the maturity dates of said notes on February 12 and April 11, 2000, respectively.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended August 31, 1997, included in the Company's Form 10-KSB.

Financial Condition and Capital Resources

During the six months ended February 28, 1998. The Company's principal source of working capital came in the form of advances under existing credit agreements from its former parent, The Exploration Company, totaling $241,117, including $50,000 advanced during the current quarter. Also during the current quarter, new unsecured borrowings of $75,000 were obtained from an affiliated company, with an additional $25,000 advanced during March 1998. Uses of available capital for the six month period included funding cash used in operating activities of $300,763, capital investments totaling $14,122 for purchases of property and equipment and payments on long term obligations of $26,977. Capital uses were offset by $11,045 realized from the sale of a company vehicle during the period.

As a result of these activities, the Company ended the second quarter of fiscal 1998 with negative working capital of $984,593 and a current ratio of .31 to 1. This compares to a negative working capital of $478,623 and a current ratio of
 .56 to 1 at August 31, 1997.

In order to meet the Company's obligations, ExproFuels must continue to seek additional sources of operating capital through additional debt or equity financing. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. The Company has returned to the same financiers of its Convertible Debt for funding of its additional debt or equity financing needs, however, the Company has secured only limited commitment for such additional financing as of the date hereof, and has obtained no firm commitments from its unaffiliated lenders or creditors to refinance its outstanding debt when it comes due. In addition, while the Company's former Parent provided additional working capital funds through December 31, 1997, no additional funds will be available from this source in the future. All of these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's  financial  position poses certain risks,  including the risk that
(i) cash flow from operations  will be  insufficient to maintain  operations or;
(ii) it will be unable to obtain financing in the future for working capital, debt service, capital expenditures and general corporate purposes; and (iii) the Company will be more vulnerable to economic downturns and may be unable to withstand competitive pressures. If Management's efforts to raise additional capital are not successful, the Company's financial condition and liquidity and its ongoing ability to maintain its operations as a going concern, will be materially adversely affected.

Forward-looking statements in this 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause actual results to differ materially are environmental, tax or other regulatory developments, as well as general market conditions, competition, pricing and ongoing availability of debt or equity capital. Please refer to ExproFuels' Securities and Exchange Commission filings, copies of which are available from the Company without charge, for additional information.

Results of Operations

ExproFuels total revenues for the second quarter and the six months ended February, 1998 increased by approximately 30% over the same periods of fiscal 1997. Contributing most significantly was the increase in fuel station construction revenues to $169,722 during the first quarter of 1998 from $19,454 in the first quarter of 1997. This increase was due to five new fuel station construction contracts in the San Antonio area subsequent to the same period of fiscal 1997. This increase was further due to a 58% increase in conversion sales for the six month period reflecting new, higher value CNG and LNG conversion contracts in Arizona and continued propane conversion demand in the Texas market. Offsetting the increase somewhat was the 39% decrease in alternative fuel sales for the second quarter of fiscal 1998 primarily due to the expiration of fleet fueling contracts with the City of Plano and the Texas Department of Criminal Justice facility at Beeville, Texas, as well as the unseasonably mild winter, during the current period.

Current costs and expenses increased 10% and 27% from the respective second quarter and six months of fiscal 1997. Contributing most significantly for the six month period was the increase in costs of sales of $289,039 which increased in part due to higher sales, as well as inventory adjustments during the period. 30, 1997. Reductions in general and administrative expenses reflect the results of ongoing, company-wide cost cutting efforts, including reduced advertising, promotion and outside consulting services expenses during the current quarter. Subsequent to the end of the current quarter, ongoing monthly savings from reduced operating and staffing levels in the Dallas and Tucson markets and the elimination of associated office and shop overhead expenses should exceed $16,000. The reduction in shop and overall general and administrative expense for the six month period was offset somewhat by the opening of a new company owned conversion facility in Mesa, Arizona, during the current quarter. Located in the Phoenix metropolitan area, the 7,400 square foot facility will provide full service and warranty support for existing customers and provides the company with additional growth capacity as that local market develops.

Sublease rental income decreased to $0 for the current six month period due to the expiration of the Company's former Louisiana shop facility sublease. Interest expense increased over the previous fiscal periods due to the higher level of debt outstanding for the entire current period of fiscal 1998.

Throughout fiscal 1998, the Company has continued in its efforts to identify new opportunities to install additional fuel stations domestically, and to obtain additional conversion contracts in Texas and Arizona. Management continues to reevaluate operating activities in each of the Company's markets, with the immediate goal of reducing ongoing operating losses. By strengthening its affiliate shop relationships in selected markets, the Company intends to maintain adequate service levels for its existing customer base, while reducing operating overhead levels associated with company owned facilities. Accordingly, the Company has completed the restructuring of its presence in the Dallas and Tucson markets to affiliate shop status, insuring ongoing support for its customer base, existing service contracts and warranty obligations.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any significant matters of litigation incidental to its business, except for the following:

         Disputes between ExproFuels and CNG International, AEI and ATI resulted in the filing of two lawsuits in July, 1997, one by ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking, among other things, (i) damages in the amount of ExproFuels' investment in CNG International (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG International (approximately $239,000) and ExproFuels' lost profits or (ii) recision of ExproFuels' arrangement with CNG International and a refund of all monies invested in or advanced to CNG International.
         ATI and AEI, in their lawsuit, have sued ExproFuels for breach of contract, tortious interference with contract, libel, slander, defamation and unfair competition. ATI and AEI are seeking a declaratory judgment that ExproFuels' interest in CNG International is null and void as well as unspecified compensatory and exemplary damages. During January 1998, both cases were consolidated into one case, to be adjudicated in federal court in the Western District of Tennessee. Both parties have reached a preliminary agreement to enter into court-annexed non-binding mediation proceedings. A non-jury trial date of March 22, 1999 has now been set. Should mediation efforts not be successful, ExproFuels intends to pursue its claims and vigorously defend itself against ATI's and AEI's claims. While the Company and its counsel remain optimistic ExproFuels will prevail in the matter, it is difficult to predict with any certainty the likelihood of an unfavorable outcome of such litigation as of the date of this writing.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         At November 30, 1997, the Company had accrued and unpaid interest due of $6,049. As of the January 1, 1998 due date, the Company had not made its quarterly interest payment and was technically in default under the terms of the agreements. Prior to the end of the current quarter, the Company paid all accrued interest due on its debt and obtained waivers on the default from all debenture holders.

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



                              EXPROFUELS, INC.
                              (Registrant)






                              /s/ Roberto R. Thomae
                              Roberto R. Thomae,
                              Chief Financial Officer
                              (Signing on behalf of the Registrant and as
                              chief accounting officer)





Date:  April 20, 1998

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
---------           ---------------

 27                 FINANCIAL DATA SCHEDULE