Form 10QSB
period 1998-05-31
EXPROFUELS INC
filed 1998-07-17
CIK 1034651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended                             Commission File No. 0-22185
     May 31, 1998


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
                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1998:

Common Stock $0.01 par value                                     4,310,453
(Class of Stock)                                            (Number of Shares)

                           Total number of pages is 11

                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS.


                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


Assets                                                May 31, 1998  Aug 31, 1997
------                                                ------------  ------------


Current Assets
    Cash and equivalents .............................   $   1,745    $  31,647
    Accounts receivable, net .........................      75,946      141,754
    Inventories ......................................     232,627      400,517
    Prepaid expenses and other .......................      21,548       34,159
                                                         ---------    ---------
           Total Current Assets ......................     331,866      608,077


Property  and Equipment
    Transportation and other equipment ...............     135,308      133,883
    Equipment under capital leases ...................      67,356       93,326
    Fuel stations ....................................     255,976      280,889
    Less accumulated depreciation and amortization ...    (291,240)    (270,436)
                                                         ---------    ---------
           Net property and equipment ................     167,400      237,662

Other Assets
    Investment in and advances to CNG International ..         -0-          -0-
    Other assets .....................................      30,908       45,099
                                                         ---------    ---------
                                                            30,908       45,099
                                                         ---------    ---------



                  Total Assets .......................   $ 530,174    $ 890,838
                                                         =========    =========
















See notes to financial statements.

                                EXPROFUELS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)





Liabilities and Stockholders' Equity                                        May 31, 1998                 August 31, 1997
------------------------------------                                        ------------                 ---------------


Current Liabilities
    Accounts payable and accrued expenses                                 $      459,592                 $      495,468
    Current portion of long-term debt-others                                         715                          8,945
    Current portion of long-term debt-affiliates                                 845,916                        561,225
    Current portion of capital lease obligations                                  10,350                         21,062
                                                                           -------------                  -------------
           Total Current Liabilities                                           1,316,573                      1,086,700


Long-term Liabilities
    Long-term debt-others                                                        300,000                        507,946
    Long-term capital lease obligations                                              -0-                          8,656
                                                                           -------------                   ------------
           Total Long-term Liabilities                                           300,000                        516,602


Stockholders' Equity
    Common stock, par value $.01 per share; authorized
        50,000,000 shares; issued and outstanding
        4,310,453 shares                                                          43,105                         40,000
    Additional paid-in capital                                                 3,793,485                      3,486,136
    Accumulated deficit                                                       (4,922,989)                    (4,238,600)
                                                                           -------------                   ------------
           Total Stockholders' Equity                                         (1,086,399)                      (712,464)
                                                                           -------------                   ------------


           Total Liabilities and Stockholders' Equity                     $      530,174                  $     890,838
                                                                           =============                   ============



















See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     Three Months   Three Months
                                        Ended          Ended
                                     May 31, 1998   May 31, 1997
                                     ------------   ------------


Revenues:
    Conversion sales ...............   $ 272,268    $ 139,673
    Fuel station construction sales          -0-       32,000
    Alternative fuel sales .........      37,731       70,785
                                       ---------    ---------
                                         309,999      242,458

Costs and Expenses:
    Cost of sales ..................     193,526      215,557
    Shop general and administrative       75,068      107,412
    Depreciation and amortization ..      24,083       21,833
    General and  administrative ....     125,699      170,484
                                       ---------    ---------
            Total Costs and Expenses     418,376      515,286
                                       ---------    ---------


Loss from operations ...............    (108,377)    (272,828)

Other Income (Expense):
    Sublease rental income .........         -0-          -0-
    Interest income ................         202          263
    Interest expense ...............     (53,277)     (18,764)
    Gain on sale of equipment ......      18,880          -0-
                                       ---------    ---------
                                         (34,195)     (18,501)
                                       ---------    ---------

Net loss ...........................   $(142,572)   $(291,329)
                                       =========    =========


Amounts Per Common Share:

Basic loss per common share ........   $   (0.04)   $   (0.07)
                                       =========    =========














See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Nine Months     Nine Months
                                          Ended           Ended
                                      May 31, 1998     May 31, 1997
                                     --------------    ------------


Revenues:
    Conversion sales ...............   $   692,733    $   405,181
    Fuel station construction sales        175,511        128,854
    Alternative fuel sales .........       171,441        255,809
                                       -----------    -----------
                                         1,039,685        789,844

Costs and Expenses:
    Cost of sales ..................       913,993        646,985
    Shop general and administrative        279,150        326,191
    Depreciation and amortization ..        72,240         65,500
    General and  administrative ....       401,717        458,768
                                       -----------    -----------
            Total Costs and Expenses     1,667,100      1,497,444
                                       -----------    -----------


Loss from operations ...............      (627,415)      (707,600)

Other Income (Expense):
    Sublease rental income .........           -0-         13,500
    Interest income ................           800            634
    Interest expense ...............       (76,654)       (32,647)
    Gain on sale of equipment ......        18,880            -0-
                                       -----------    -----------
                                           (56,974)       (18,513)
                                       -----------    -----------

Net loss ...........................   $  (684,389)   $  (726,113)
                                       ===========    ===========


Amounts Per Common Share:

Basic loss per common share ........   $     (0.17)   $     (0.18)
                                       ===========    ===========













See notes to financial statements.

                                EXPROFUELS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months    Nine Months
                                                   Ended          Ended
                                                May 31, 1998   May 31, 1997
                                                ------------   ------------


Operating Activities:
Net Loss .......................................   $(684,389)   $(726,113)
Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation, depletion and amortization .      72,240       65,500
Changes in operating assets and liabilities:
     Receivables ...............................      65,808       53,615
     Inventory .................................     167,890     (191,400)
     Prepaid expenses and other ................      12,611        1,745
     Accounts payable and accrued expenses .....     (54,756)      47,671
                                                   ---------    ---------
Net cash (used) in operating activities ........    (420,596)    (748,982)

Investing Activities:
     Purchases of property and equipment .......     (32,902)     (39,240)
     Proceeds from sale of equipment ...........      59,045          -0-
     Investments in and advances to venture ....         -0-      (31,798)
     Other assets ..............................       4,951       (1,102)
                                                   ---------    ---------
Net cash provided (used) in investing activities      31,094      (72,140)

Financing Activities:
     Advances from affiliates ..................     395,144      338,303
     Proceeds from long-term debt obligations ..         -0-      500,000
     Payments on long-term obligations .........     (35,544)     (24,477)
                                                   ---------    ---------
Net cash provided by financing activities ......     359,600      813,826
                                                   ---------    ---------

Increase (Decrease) in cash and equivalents ....     (29,902)      (7,296)

Cash and equivalents at beginning of period ....      31,647       20,871
                                                   ---------    ---------

Cash and equivalents at end of period ..........   $   1,745    $  13,575
                                                   =========    =========















See notes to financial statements.

                                EXPROFUELS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   PERIODS ENDED MAY 31, 1998 AND MAY 31 1997
                                   (UNAUDITED)


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


2.        Common Stock and Basic Loss Per Share

             As of May 31, 1998, the Company had outstanding options to purchase 300,000 shares of common stock at a price of 110% of the share's appraised fair market value, which was $0.13 per share on the date of grant and which expire through September 2006.

             Basic loss per share is computed based on the weighted average number of common shares outstanding during the periods presented as follows:

                                                      Three Months   Nine Months
                                                      ------------   -----------
               May 31, 1998 .........................   4,003,374     4,001,125
               May 31, 1997 .........................   4,000,000     4,000,000



3.        Long Term Debt

             At the beginning of the current quarter, the Company had an outstanding balance of $500,000 under the terms of its four separate unsecured convertible debentures, all with identical terms, except for their due dates. Each debenture required quarterly interest payments computed at 6%, and was convertible at the payee's option into common stock of the Company at the rate of $1 of debt to 1 share of common stock.

             Effective May 31, 1998, the Company elected to convert $200,000 of its outstanding debentures and $100,000 of short term notes, all payable to an affiliated company, together with accrued interest of $10,453, into 310,453 shares of its common stock at the stated conversion rate of $1 of debt per share as provided for under the terms of the underlying obligations. Subsequent to the end of the third quarter, as of July 1, 1998, the Company had not made quarterly interest payments due totaling $4,488 and was technically in default under the terms of its two remaining debenture agreements with a total outstanding principal balance of $300,000. As of the date of this report, the Company had made arrangements for the payment of all accrued interest due on its debt and was in process of obtaining waivers on the default from its debenture holders.

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

Financial Condition and Capital Resources

During the nine months ended May 31, 1998, the Company's principal source of working capital came in the form of advances under existing credit agreements from its former parent, The Exploration Company, totaling $241,117, including a final advance of $50,000 during the second quarter. Also during the same period unsecured borrowings totaling $100,000 were obtained from an affiliated company. Working capital totaling $59,045 was obtained through the sale of surplus transportation, shop and fuel station equipment. Uses of available capital for the nine month period included funding cash used in operating activities of $420,596, capital investments totaling $32,902 for purchases of property and equipment, in addition to payments on long term obligations of $35,544.

As a result of these activities, the Company ended the third quarter of fiscal 1998 with negative working capital of $984,707 and a current ratio of .25 to 1. This compares to a negative working capital of $478,623 and a current ratio of
 .56 to 1 at August 31, 1997.

In order to meet the Company's obligations, ExproFuels must continue to seek additional sources of operating capital through additional debt or equity financing. Further, until such time as the Company attains profitable operations, additional capital will be required to fund recurring cash losses from operations. The Company has returned to the same financiers of its Convertible Debt for funding of its additional debt or equity financing needs. The Company has secured only limited commitment for such additional financing as of the date hereof, and has obtained no firm commitments from its unaffiliated lenders or creditors to refinance its outstanding debt when it comes due. In addition, while the Company's former Parent provided additional working capital funds through December 31, 1997, no additional funds will be available from this source in the future. All of these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Results of Operations

ExproFuels total revenues for the third quarter and the nine months ended May 31, 1998 increased by approximately 30% over the same periods of fiscal 1997. This increase was primarily due to a 71% increase in conversion sales for the nine month period reflecting new, higher value CNG and LNG conversion contracts in Arizona and continued propane conversion demand in the Texas market. Also contributing significantly was the increase in fuel station construction revenues to $169,722 during the first quarter of 1998 from $19,454 in the first quarter of 1997. This increase was due to five new fuel station construction contracts in the San Antonio area subsequent to the same period of fiscal 1997. This increase was partially offset by the lack of new fuel station construction contracts during the current quarter. Also offsetting the increase somewhat was the 33% decrease in alternative fuel sales for the nine months of fiscal 1998 primarily due to the expiration of two fleet fueling contracts with the City of Plano and the Texas Department of Criminal Justice facility at Beeville, Texas, as well as the unseasonably mild winter during the current year.

Current costs and expenses increased 11% during the current nine month period compared to the same period of fiscal 1997, while decreasing by 19% for the current quarter. Contributing most significantly for the nine month period was the increase in costs of sales of $267,008 which increased in part due to higher sales levels as well as to inventory adjustments during the period. Reductions in general and administrative expenses reflect the results of ongoing, company-wide cost cutting efforts, including reduced advertising, promotion and outside consulting services expenses during the latest two quarters of fiscal 1998. Further contributing to these reductions are the ongoing monthly savings from reduced operating and staffing levels in the Dallas and Tucson markets and the elimination of associated office and shop overhead expenses. The reduction in shop and overall general and administrative expense for the nine month period was offset somewhat by the opening of a new company owned conversion facility in Mesa, Arizona, during the second quarter. Located in the Phoenix metropolitan area, the 7,400 square foot facility provides full service and warranty support for existing customers and provides the company with additional growth capacity as that local market develops.

Sublease rental income decreased to $0 for the current nine month period due to the expiration of the Company's former Louisiana shop facility sublease. Interest expense increased $44,007 over the previous fiscal periods due to the higher level of debt outstanding for the nine month period of fiscal 1998.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any significant matters of litigation incidental to its business, except for the following:

         Disputes between ExproFuels and CNG International, AEI and ATI resulted in the filing of two lawsuits in July, 1997, one by ExproFuels in federal court in San Antonio, Texas, and the other by ATI and AEI in state court in Memphis, Tennessee. In its lawsuit, ExproFuels claims breach of contract and is seeking, among other things, (i) damages in the amount of ExproFuels' investment in CNG International (approximately $381,000), ExproFuels' unreimbursed expenses advanced to CNG International (approximately $239,000) and ExproFuels' lost profits or (ii) recision of ExproFuels' arrangement with CNG International and a refund of all monies invested in or advanced to CNG International.
         ATI and AEI, in their lawsuit, have sued ExproFuels for breach of contract, tortious interference with contract, libel, slander, defamation and unfair competition. ATI and AEI are seeking a declaratory judgment that ExproFuels' interest in CNG International is null and void as well as unspecified compensatory and exemplary damages. During January 1998, both cases were consolidated into one case, to be adjudicated in federal court in the Western District of Tennessee. A non-jury trial date of March 22, 1999 has been set. Currently, both parties are in the advanced stages of negotiating a preliminary Settlement Agreement and Mutual Release Agreement resulting from court-annexed non-binding mediation proceedings. Should mediation efforts not be successful, ExproFuels intends to pursue its claims and vigorously defend itself against ATI's and AEI's claims. The Company and its counsel remain optimistic ExproFuels will prevail in the matter and remain confident that any unfavorable outcome is extremely unlikely as of the date of this writing.

ITEM 2.           CHANGES IN SECURITIES

         None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         At the end of the second quarter, the Company had accrued past due interest of $6,049 on the outstanding balance of its convertible debentures totaling $500,000. As of the January 1, 1998 due date, the Company had not made its quarterly interest payment and was technically in default under the terms of the debenture agreements. Prior to the end of the second quarter, the Company paid all accrued interest due on its debt and obtained waivers on the default from all debenture holders

         Subsequent to the end of the third quarter, as of July 1, 1998, the Company had not made quarterly interest payments due totaling $4,488 and was technically in default under the terms of its two remaining debenture agreements, with an outstanding principal balance of $300,000. As of the date of this report, the Company had made arrangement for the payment of all accrued interest due on its debt and was in process of obtaining waivers on the default from its debenture holders.

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





Date:  July 16, 1998

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
---------           ---------------

 27                 FINANCIAL DATA SCHEDULE